Form 10QSB
period 1995-09-30
NAL FINANCIAL GROUP INC
filed 1995-11-20
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

         For the quarterly period ended September 30, 1995

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________.

                  Commission File Number: 0-25476


                     NAL FINANCIAL GROUP INC.
     (Exact name of small business issuer as specified in its
                            charter)


         Delaware                             23-2455294
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)        Identification Number)

                    500 Cypress Creek Road West
                             Suite 590
                  Fort Lauderdale, Florida  33309
             (Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: 954-938-8200

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

               (1)  Yes   X             No
               (2)  Yes   X             No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Registrant's sole class of common stock, as of November 10, 1995 is 6,550,347 shares.

     Transitional Small Business Disclosure Format

                    Yes                 No   X

                         NAL FINANCIAL GROUP INC.
                                   INDEX

PART I    FINANCIAL INFORMATION                            PAGE

Item 1    Consolidated Balance Sheets -
          September 30, 1995 and
          December 31, 1994                                 3-4

          Consolidated Condensed Statement
          of Operations - for the Nine and
          Three Months Ended September 30, 1995
          and 1994                                          5

          Consolidated Condensed Statements
          of Cash Flows for the Nine Months
          Ended September 30, 1995 and 1994                 6

          Notes to Consolidated Financial Statements        7-9

Item 2    Management's Discussion and Analysis
          or Plan of Operation                              10-25


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                 26

Item 2    Changes in Securities                             26

Item 3    Defaults Upon Senior Securities                   26

Item 4    Submission of Matters to a Vote
          of Securities Holders                             26

Item 5    Other Information                                 26

Item 6    Exhibits and Reports on Form 8-K                  26

[FN]
The accompanying financial information is unaudited and is not covered by an Independent Certified Public Accountant's Report.

NAL FINANCIAL GROUP INC.
Consolidated Balance Sheets
                                   September 30,   December 31,
                                      1995            1994
ASSETS
Net loan and lease receivables     $102,335,591    $30,289,290
Reserve for credit losses            (3,057,193)      (501,806)
                                  -------------   ------------
        Net receivables              99,278,398     29,787,484
Cash and cash equivalents               473,348        664,848
Restricted cash                         862,406      1,061,041
Net investment in operating leases    3,318,035      1,230,647
Returned automobile inventory, net    2,483,616        150,779
Debt issue costs, net                   887,682        214,112
Property and equipment, net           1,096,538        510,885
Accrued interest receivable           1,370,390        167,692
Other assets, net                     2,435,895        534,058
                                  -------------   ------------
Total assets                       $112,206,308    $34,321,546
                                  =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings:
    Lines of credit and
     warehouse facilities           $31,732,937    $11,997,037
    Debt participation interests     47,143,939     10,273,644

         Convertible subordinated
         debentures                   8,065,965        ---
    Other                                34,575        231,359
                                    -----------    -----------
        Total borrowings             86,977,416     22,502,040
Accounts payable and accrued
    expenses                            251,513        400,057
Security deposits                       698,814        344,834
Accrued income taxes                    432,950        110,460
Other liabilities                     1,963,225         45,854
Due to shareholder                      853,514         62,494
                                     ----------     ----------
     Total liabilities               91,177,432     23,465,739
                                     ----------     ----------
Stockholders' equity
  Preferred stock, $1,000 par value,
    10,000,000 shares authorized,
    no shares issued                     ---              ---
  Common stock, $.15 par value,
    50,000,000 shares authorized,
    6,550,347 and 5,592,968 shares
    issued and outstanding at
    September 30, 1995 and
    December 31,1994,
    respectively                        982,552        838,945
  Paid in capital                    17,443,384      8,483,714
  Retained earnings                   2,602,940      1,533,148
                                    -----------     ----------
     Total stockholders' equity      21,028,876     10,855,807
                                    -----------     ----------
Total liabilities and
   stockholders' equity            $112,206,308    $34,321,546
                                   ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

NAL FINANCIAL GROUP,INC.
Consolidated Condensed Statements of Operations

                       For the Nine Months  For the Three Months
                       Ended September 30,  Ended September 30,
                        1995       1994        1995         1994
REVENUES
  Interest income   $10,400,092  $2,020,177 $4,696,974   $583,928
  Purchase discount
    accretion           599,289   1,800,676    178,892    629,982
  Gain on sale of
    loan pools          127,673   2,137,024    127,673    697,262
Other income          1,241,140     239,833    876,510    118,302
                    ----------   ----------   ---------  --------
                     12,368,194   6,197,710  5,880,049  2,029,474
                     ==========  ==========  =========  =========
EXPENSES
  Interest expense     4,636,356   1,409,926 2,132,943    536,733
  Operating expenses   4,514,227   3,683,617 2,056,174  1,445,123
  Provision for
    credit loss        1,412,138     355,548   709,362    221,026
  Compensation expense
     related to a Voting
     Trust Arrangement
     (Note 4)             80,000       ----     ----        ---
                      ----------   --------- ---------  ---------
                      10,642,721   5,449,091 4,898,479  2,202,882
                      ----------   --------- ---------  ---------
  Income (loss)
    before provision
    for taxes          1,725,473     748,619   981,570  (173,408)
  Provision (credit)
    for taxes            655,680     293,864   372,998   (65,727)
                      ---------    --------  --------  ---------
Net Income (Loss)     $1,069,793    $454,755  $608,572 ($107,681)
                     ==========   =========  ========  =========
PER SHARE DATA
  Earnings per share:
    Primary                 $.18        $.09      $.10     $(.02)
    Fully diluted            .18         .08       .10      (.02)

  Weighted average number
   of shares outstanding:
    Primary            5,875,228   5,192,968 6,144,997  5,192,968
    Fully diluted      6,013,263   5,592,968 6,340,921  5,592,968

The accompanying notes are an integral part of these consolidated financial statements.

NAL FINANCIAL GROUP INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1995 and 1994

                                            1995         1994
Cash flows from operating activities:
   Net income                            $1,069,793    $454,755
   Adjustments to reconcile net income to
   cash provided by operating activities:
     Accretion of purchase discount        (599,289) (1,800,676)
     Provision for credit losses          1,412,138     355,548
     Depreciation and amortization          690,901     223,607
     Gain on sale of loan pools            (127,673) (2,137,024)
     Non-cash charge related to Voting
       Trust Arrangement                     80,000       ---
   Changes in assets and liabilities:
      Payments received on receivables   31,788,300  15,412,737
      Other, net                            112,469     824,256
                                         ----------- ----------
Net cash provided by operating
    activities                           34,426,639  13,333,203
                                         ----------- -----------
Cash flows from investing activities:
   Proceeds from sale of loan pools       1,622,723  15,173,690
   Purchase of receivables             (108,875,869)(21,732,535)
   Purchase of property and equipment      (688,907)   (162,054)
                                        ------------ -----------
Net cash used in investing activities  (107,942,053) (6,720,899)
                                        ------------ -----------
Cash flows from financing activities:
   Net proceeds from financings         111,093,651  19,969,537
   Repayments of financings             (40,661,708)(25,768,637)
   Issuance of common stock               2,100,950       ---
   Note payable from shareholder            791,021       ---
   Payment of dividends                     ---        (618,000)
                                         ----------  ----------
Net cash provided by (used in)
  financing activities                   73,323,914  (6,417,100)
                                         ----------  ----------
Net (decrease) increase in cash
   and cash equivalents                    (191,500)    195,204
Cash and cash equivalents,
  beginning of year                         664,848      96,009
                                         ----------  ----------
Cash and cash equivalents,end of year      $473,348    $291,213
                                         ==========    ========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash paid during period for interest     $3,964,533  $1,204,499
                                         ==========  ==========
Cash paid during period for taxes          $345,648    $302,660
                                          =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         NAL Financial Group Inc.
                Notes To Consolidated Financial Statements
                            September 30, 1995


1.  BASIS OF PRESENTATION

The interim financial information of NAL Financial Group Inc. (the "Company"), which is included herein, is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the adjustments necessary to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries and should be read in conjunction with the audited financial statements, and the footnotes thereto, for the year ended December 31, 1994. Certain 1994 amounts have been reclassified to conform with the current year presentation.

Operating results for the nine and three month periods ended
September 30, 1995 are not necessarily indicative of the results which may be expected for the year ended December 31, 1995.


2.  ORGANIZATION AND NATURE OF OPERATIONS

The Company commenced operations in June 1991 as a specialized finance company for the purpose of engaging in consumer finance transactions involving the origination, purchase, remarketing and servicing of consumer loan and lease receivables. Since June 1994, the Company's principal business has been the acquisition and servicing of automotive loans and leases originated by dealers in connection with sales or leases to individuals with sub-prime credit.

On November 30, 1994, the Company merged with Corporate Financial Ventures, Inc. ("CFVI"), a public company (the "Merger"). Under the terms of the Merger, the Company's stockholders received 3,160,000 shares of CFVI in exchange for all outstanding shares of stock of the Company. Stockholders of the Company received approximately 56% of the outstanding common stock of CFVI. The Merger has been accounted for as a reverse acquisition of the Company. Upon completion of the Merger, CFVI assumed the historic operations of the Company and changed its name to NAL Financial Group Inc. The operations of CFVI prior to the Merger were not significant.

3.  LOAN AND LEASE RECEIVABLES

Loan and lease receivables as of September 30, 1995 and December
31, 1994 consist of the following:


                                         1995            1994
Automotive finance contracts
Gross contracts receivable            $104,556,879  $26,795,132
Less: Unearned interest                 (6,277,920)  (2,004,435)
      Deferred acquisition fees           (105,485)       ---
      Unamortized acquisition discount       ---       (815,768)
                                       -----------  -----------
                                        98,173,474   23,974,929

Consumer contracts receivable
Gross contracts receivable               3,087,354    2,333,016
Less: Unearned interest                   (435,030)       ---
      Unamortized acquisition discount    (351,349)   (841,322)
                                        ----------   ----------
                                         2,300,975    1,491,694

Mortgage loans receivable
Gross loans receivable                   2,545,423    6,041,464
Less: Unamortized acquisition discount    (684,281)  (1,218,797)
                                          --------   ----------
                                         1,861,142    4,822,667
                                         ---------    ---------
     Net loan and lease receivables   $102,335,591  $30,289,290
                                      ============  ===========

The reserve available for credit losses consists of an allowance for losses established through a provision from earnings, non-refundable contract acquisition discounts on automotive finance contracts purchased from dealers, and refundable reserves such as dealer holdback. Prior to the end of the third quarter of 1995, the Company amortized the non-refundable acquisition discount to income over the life of the related receivables as an enhancement of yield. However, beginning with the fourth quarter of 1995, management has decided to cease amortization and allocate the entire non-refundable acquisition discount to the reserve available for credit losses.

The following table sets forth the components of the total reserve available for credit losses as of September 30, 1995 and December 31, 1994:


                                             1995        1994
Non-refundable acquisition discount, net  $1,890,234      ---
Allowance for credit losses                  572,955   $305,000
Dealer holdback                              594,004    196,806
                                           ---------   --------
Total reserve available for credit losses $3,057,193   $501,806
                                          ==========   ========

4.  VOTING TRUST ARRANGEMENT

Of the 3,160,000 shares of the Company's common stock received by certain stockholders in conjunction with the merger of the Company in November 1994, 400,000 shares were placed into a voting trust arrangement by which shares may be released on an annual basis pursuant to a formula tied to net income earned by the Company. Any shares not released from the arrangement at the end of three years will be canceled.

Management has evaluated the accounting treatment relating to the potential release of the shares under the arrangement using recent accounting guidance and the relevant facts and circum-stances, and has determined that the potential release of approx-imatly 340,000 shares of the total amount of shares held under the arrangement is not compensatory. The potential release of the remaining 60,000 shares is considered compensatory based on the relevant facts and circustances, and accordingly, an expense will be reflected for financial reporting purposes as these shares become eligible for release. This expense will be a non-cash charge and will not affect working capital or total stockholders' equity.

Accordingly, compensation expense of $80,000 has been recorded for the nine months ended September 30, 1995 for the portion of the 60,000 shares that have become elibible for release under the agreement.

      Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION


The following information should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto of the Company included in this report.

BACKGROUND

NAL commenced operations during June 1991 as a specialized finance company for the purpose of engaging in consumer finance transactions involving the origination, purchase, remarketing and servicing of consumer and mortgage loans and auto lease receivables.

Because of the opportunities presented by the insolvency and reorganization of many financial institutions at the time, from inception through the second quarter of 1994, the Company's principal activities involved the bulk purchase and servicing of seasoned portfolios of consumer and mortgage loans and auto lease receivables that had been administered by the Resolution Trust Corporation ("RTC") or Federal Deposit Insurance Corporation ("FDIC").

In response to the decreasing availability of seasoned portfolios, since the second quarter of 1994 the Company's principal focus has shifted to other segments of the consumer finance industry, particularly auto finance. Although opportunistic purchases of seasoned portfolios may still be considered by management, the principal focus of the Company's business since June 1994, has been the acquisition and servicing of automotive leases and loans originated by dealers in connection with sales or leases to persons with sub-prime credit.

The Company became publicly held by virtue of the Merger with Corporate Financial Ventures, Inc. ("CFVI") on November 30, 1994. CFVI had been an inactive public company at the time of the Merger. Since, as a result of the Merger, the stockholders of historic NAL acquired a controlling interest in CFVI, the Merger has been accounted for as a "reverse acquisition". Accordingly, for financial statement presentation purposes, NAL is viewed as the continuing entity and the related business combination is viewed as a recapitalization of NAL, rather than an acquisition by CFVI.

In conjunction with the Merger, CFVI changed its name to "NAL
Financial Group Inc."

RESULTS OF OPERATIONS - HISTORICAL OVERVIEW

The Company's results of operations from inception in 1991 through the second quarter of 1994 principally reflected the Company's investment earnings and gains realized from the sale of seasoned portfolios of consumer and mortgage loans acquired at significant discounts from their principal balances. The rate of return on these portfolios included both interest earned on loans and leases, as well as the purchase discount accretion which reflected the increase in the value of the portfolio as it approached maturity.

Gains on sales of loan pools and loans sold to correspondents have historically constituted a significant element of the Company's results of operations. During 1992, 1993 and 1994, the Company realized gains on sales of loan pools of $1,127,000, $2,131,000 and $2,292,000, respectively. These sales consisted primarily of loan pools, principally longer-term, fixed rate loans, which had been purchased at discounts and sold within a short time period after purchase, or after a period during which the deficiencies of previous servicers were corrected.

Due to an increase in competition for, and a decrease in availability of, seasoned portfolios, the Company found it necessary to increase the prices it paid for newly acquired portfolios over the two and a half year period. The increase in prices paid for the portfolios decreased the Company's effective earnings yield, from 38.29% during the year ended December 31, 1992, to 27.06% during the year ended December 31, 1993, and further to 22.53% for the year ended December 31, 1994. Although the Company reduced its cost of borrowings during this period through refinancing and expansion of its borrowing base with less expensive financing, thereby reducing its cost of borrowings rate from 14.55% during 1992, to 11.62% during 1993, and further to 9.73% during 1994, the cost of funds reduction was less than the decrease in the earnings yield. Accordingly, the Company's net interest spread rate, or the difference between the effective yield earned on its interest-earning assets and the effective rate paid on its interest-bearing liabilities, decreased from 23.74% in 1992 to 15.44% in 1993, and further to 12.80% during
1994.

In view of the shifting of the principal focus of the Company's business to other segments of the consumer finance industry, particularly, the acquisition and servicing of automotive leases and loans, management anticipates that substantially all of its earnings for the year ending December 31, 1995 and thereafter will be derived from interest, rental income and fees earned on sub-prime leases and loans. Management believes that the yields to be derived from interest, discount and fees to be charged on sub-prime credit automobile leases and loans will provide a profitable spread over the costs of its borrowings. In view of the early stage of the Company's auto finance business segment, however, management is uncertain these yields will compare with yields experienced in the past.

Revenues generated from purchase discount accretion and gains on sales of loans which had historically constituted the principal component of the Company's earnings will likely decrease after 1994. Management is, however, currently evaluating the feasibility of pooling its portfolio of originated automobile loans and leases for resale through securitization programs. To the extent that such programs are undertaken in the future, the composition of the Company's earnings may shift to some extent to include gains on sale of loan and lease pools.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1994

The Company reported net income of $1,069,800 for the nine months ended September 30, 1995 on revenues of $12,368,000. This compares to net income of $455,000 on revenues of $6,198,000 for the nine months ended September 30, 1994.

The Company's results of operations for the nine months ended September 30, 1995 principally reflected net interest and fees earned on its expanded portfolio of sub-prime automobile contracts receivable. The results of operations for the nine months ended September 30, 1994 principally reflected interest and discount earned on bulk purchased portfolios and gains from the sale of these portfolios.

The Company's level of sub-prime automobile contracts acquired continues to increase when comparing the current interim period to the comparable interim period of the preceding year. Contracts acquired in the 1995 period totalled $108,427,000 compared to $10,372,000 for the 1994 period. The significant increase reflects the company's success in the establishment and continual expansion of its network of automobile dealerships participating in the Company's financing programs.


     NET INTEREST SPREAD

The following table presents net interest spread information for the nine months ended September 30, 1995 and 1994:
                                     Nine Months Ended Sept. 30,
                                           1995          1994
Net investment in loans and
  leases - average balance              $64,589,000  $16,704,000
Interest income and purchase
   discount accretion                    10,999,000    3,821,000
Annualized effective earnings rate           22.71%       30.50%

Participations and notes payable -
   average balance                      $55,667,000  $14,776,000
Interest expense                          4,636,000    1,410,000
Annualized effective cost rate               11.10%       12.72%
Net interest spread rate                     11.61%       17.78%


During the nine months ended September 30, 1995, the Company's net interest spread rate, or the difference between the effective rate earned on interest - earning assets and the effective rate paid on interest - bearing borrowings, decreased 6.17%, from 17.78% to 11.61%, when compared to the same period of the preceding year. This decrease was due primarily to a 7.79% decrease in the effective rate earned on interest earning assets, from 30.50% to 22.71%. The decrease in the earnings rate was offset by a decrease in the Company's effective cost rate from 12.72% to 11.10%, or 1.62%.

During the nine months ended September 30, 1994, a greater portion of the Company's earnings was derived from purchase discount accretion than during the equivalent 1995 period. During the 1994 period, purchase discount accretion was $1,801,000 compared to $599,000 for the 1995 period. This resulted in a higher effective earnings rate for the 1994 period. The decrease in purchase discount accretion reflects the Company's shift in focus from acquiring bulk loan and lease portfolios at significant discounts to acquiring and servicing sub-prime automotive loan and lease contracts receivable. Although the automotive contracts do not provide as much earnings from purchase discount accretion as the bulk purchase portfolios, the coupon interest rate earned on the contracts is higher.

Interest income increased from $2,020,000 for the nine months ended September 30, 1994 to $10,400,000 for the nine months ended September 30, 1995. This increase was due to higher contractual rates earned on sub-prime contacts and an increase in the average balance of loan and lease receivables from $16,704,000 in the 1994 period to $68,977,000 in the 1995 period. Substantially all of the increase in the balance of loan and lease receivables is attributable to acquired automotive contracts.

The decrease in the Company's effective cost rate was attributable to an increase in borrowings to finance the expansion of the automotive contracts portfolio. For the most part, the Company has financed its acquisitions of automotive contracts with borrowings which have had interest rates which were established at the time of financing based on the prime rate or LIBOR rate in effect at the time. These borrowings had rates which were lower than the rates on borrowings utilized during the 1994 period to finance bulk-purchase portfolios. At September 30, 1995, the Company had borrowed approximately $67,195,000 under arrangements in which the interest rates were fixed at the time of financing, and approximately $11,682,000 under lines of credit and warehouse arrangements which bear interest at variable rates tied to the prime rate or LIBOR.

Management believes that the effective cost rate will decrease in future periods as an increasingly greater number of contracts are financed using the warehouse line established in September, 1995, with a lower cost of funds than financing arrangements utilized previously.

     GAINS ON SALES OF LOANS

Gains on sales of loans totalled $2,137,000 during the nine months ended September 30, 1994 compared to $128,000 for the nine months ended September 30, 1995. Prior to 1995, gains on sales of loans constituted a significant element of the Company's results of operations. The sales consisted primarily of loan pools which had been purchased at discounts and sold within a short period after purchase. Unless it elects to initiate a broad-based securitization program presently under consideration, it is the Company's current intention to hold principally all of its present portfolio until maturity. Given that intention, the Company may not experience gains on the sales of loan pools as it has in the past.

     OTHER INCOME

Other income increased $1,001,000 from $240,000 during the nine months ended September 30, 1994 to $1,241,000 during the nine months ended September 30, 1995, due primarily to the commissions earned by the Company's insurance brokerage services from placing insurance policies and late fees charged on the automotive portfolio of loans and leases.

     PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses totalled $1,412,000 for the nine months ended September 30, 1995, or $1,056,000 more than the $356,000 reported for the equivalent 1994 period. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred for new automotive contracts acquired during the 1995 period.

Beginning with the fourth quarter of 1995, management has decided to cease the amortization to earnings of the non-refundable acquisition discount on purchased automotive finance contracts and allocate this discount to the reserve available for credit losses. Management believes that this decision, although not totally eliminating the need for future provision, will ultimately result in lower provisions for credit losses on purchased contracts.

Management periodically reviews the adequacy of the allowance for loan and lease losses and considers whether the level of allowance is sufficient to cover any losses of the carrying value of the collateral pledged for the loans and leases receivable, an analysis of the equity invested in the collateral by the borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with dealers or other sellers of contracts and portfolios.

     OPERATING AND OTHER EXPENSES

Operating and other expenses increased $830,000 from $3,684,000 during the nine months ended September 30, 1994 period to $4,514,000 during the nine months ended September 30, 1995, due primarily to increased overhead and costs associated with the Company's automotive contract financing business. This increase was attributable to, among other things, an increase in compensation and employee benefits paid due to an expansion of the Company's work force. Additional personnel were hired to assist with underwriting, collecting and servicing of the Company's expanding portfolio of automotive contracts.

Management expects that operating expenses will increase as the size of its automotive contract portfolio increases, but does not expect the growth of expenses to be disproportionate with the growth of revenues from the portfolio.

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED
SEPTEMBER 30, 1994

The Company reported net income of $609,000 for the three months ended September 30, 1995 on revenues of $5,880,000. This compares to a net loss of $108,000 on revenues of $2,029,000 for the three months ended September 30, 1994.

The Company's results of operations for the three months ended September 30, 1995, principally reflect net interest and fees earned on its expanded portfolio of sub-prime automobile contracts receivable. The results of operations for the three months ended September 30, 1994 principally reflect interest and discount earned on bulk purchased portfolios and gains from the sale of these portfolios.

     NET INTEREST SPREAD

The following table presents net interest spread information for the three months ended September 30, 1995 and 1994:
                                        Quarter Ended Sept. 30,
                                           1995         1994
Net investment in loans and leases
  - average balance                     $86,941,000  $16,807,000
Interest income and purchase discount
  accretion                               4,876,000    1,214,000
Annualized effective earnings rate           22.43%       28.89%

Participations and notes payable
  - average balance                     $77,775,000  $15,662,000
Interest expense                          2,133,000      537,000
Annualized effective cost rate               10.97%       13.75%
Net interest spread rate                     11.46%       15.14%


During the three months ended September 30, 1995, the Company's net interest spread rate decreased 3.68%, from 15.14% to 11.46%, when compared to the same period of the preceding year. This decrease was primarily due to a 6.46% decrease in the effective rate earned on interest-earning assets from 28.89% to 22.43%. The decrease in the earnings rate was partially offset by a decrease in the Company's effective cost rate from 13.75% to 10.97%, or 2.78%.

The decrease in the effective earnings rate was due to a greater portion of the Company's earnings attributable to purchase discount accretion during the 1994 period. The decrease in purchase discount accretion, from $630,000 for the quarter ended September 30, 1994 to $179,000 for the same quarter 1995, reflected the maturing during 1994 of discounted portfolios previously purchased by the Company, which were replaced in 1995 with automotive loan and lease receiv-ables purchased from dealers with lower comparable discounts.

Interest income increased $4,113,000, from $584,000 in 1994 to $4,697,000 for the comparable quarter ended 1995. The increase was due to higher contractual rates earned on sub-prime contracts and an increase in the average balance of these receivables from $16,807,000 for the 1994 period to $90,601,000 for the 1995 period.

The decrease in the Company's effective cost rate was attributable to an increase in borrowings to finance the expansion of the automotive contracts portfolio at interest rates which were lower than those charged on borrowings used to finance bulk purchase portfolios during the 1994 period.

     OTHER INCOME

Other income increased $759,000, due primarily to an increase in commission income earned by the Company's insurance brokerage services for placing policies with its customers and from late fees charged on customer accounts.

     PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses totaled $709,000 during the three months ended September 30, 1995, compared to $221,000 for the comparable 1994 period. The increase of $488,000 related to provisions recorded for an estimate of possible losses which may be incurred for new automotive contracts acquired during the 1995 period.

As previously discussed, management has decided to cease the amortization to earnings of the non-refundable acquisition discount on purchased automotive finance contracts and allocate this discount to the reserve available for credit losses. Management believes that this decision, although not totally eliminating the need for further provision for credit loses, will ultimately result in lower provisions for credit losses on purchased contracts.

Management periodically reviews the adequacy of the allowance for loan and lease losses and considers whether the level of allowance is sufficient to cover any losses of the carrying value of the collateral pledged for the loans and leases receivable, an analysis of the equity invested in the collateral by the borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with dealers or other sellers of contracts and portfolios.

     OPERATING AND OTHER EXPENSES

Operating and other expenses increased $611,000 from $1,445,000 during the three months ended September 30, 1994 to $2,056,000 during the three months ended September 30, 1995. This increase was due to an increase in compensation and employee benefits paid due to an expansion of the Company's work force.

DELINQUENCY EXPERIENCE

The following table summarizes the Company's delinquency experience on accounts over 30 days past due on both a number of contracts and dollar basis. The table excludes two under-performing portfolios which were purchased during the year ended December 31, 1994 at substantial discounts. The Company is accounting for a portion of these portfolios using the cost recovery method. Under this method, income is recognized only for the excess of collections received over the purchase price basis of the loans. At December 31, 1994 and September 30, 1995, the principal balance and book value of these two portfolios totalled $2,271,000 and $897,000, and $690,000 and $234,000, respectively, principally all of which was delinquent 30 days or more. It is management's estimate that the Company will collect at least its net book value of the portfolios.

                      September 30, 1995      December 31, 1994
                      Dollars   #Contracts    Dollars #Contracts
                                      ($ in 000)
Principal outstanding  $104,148      9,322    $33,165      3,560
Delinquencies:
  30-59 days              6,822        654      2,549        311
  60-89 days              2,410        251        215         19
  90 days or more         2,790        230        423         27

Total delinquencies
  over 30 days as % of
  principal/contracts    11.54%     12.18%      9.61%     10.03%

Total delinquencies
  over 60 days as % of
  principal/contracts     4.99%      5.16%      1.92%      1.29%


Total delinquencies over 60 days, expressed as a percentage of total principal balance, were 4.99% and 1.92% at September 30, 1995 and December 31, 1994, respectively.

At December 31, 1994, the dollar amount of the Company's portfolios consisted of approximately 76% of new contracts acquired through its sub-prime credit program and 24% of previously acquired bulk purchase portfolios. At September 30, 1995, the Company's portfolios consisted of 93% of new contracts acquired and 7% of previously acquired bulk purchase portfolios. Management expects that future delinquency rates for sub-prime automobile leases and loans will differ from that experienced for bulk purchased portfolios.

The Company has prepared analyses of its automotive finance contracts, based on its own credit experience and available industry data, to identify the relationship between loan delinquency and default rates at the various stages of a contract's repayment term. The results of these analyses, suggest that the probability of a contract becoming delinquent or going into default is highest during the "seasoning period" which begins 3-4 months, and ends 12-14 months, after the origination date. The Company believes that the increase in the over 60 days delinquency percentage from 1.92% at December 31, 1994 to 4.99% at September 30, 1995, is primarily the result of an increase in the percentage of automotive finance contracts in the "seasoning period," rather than any change in the underlying average credit characteristics of the Company's portfolio.

If the rate of the Company's volume continues to escalate, an increasingly greater portion of the Company's portfolio is expected to fall into the "seasoning period" described above, causing a rise in the overall portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature contracts (with lower delinquency and default rates) is sufficient to offset the total portfolio delinquency and default rates.

NET CREDIT LOSS EXPERIENCE

The following table summarizes the Company's net credit loss and losses from lease termination experience for the nine month periods ended September 30, 1995 and 1994.

                                      Nine Months Ended Sept. 30,
                                            1995         1994
                                               ($ in 000)
                                        -----------  -----------
Principal Outstanding                      $105,498      $24,579
Average Principal O/S                        69,332       27,207
Charge-offs and Lease Termination
  Losses Net of Recoveries                      673          504
Net Losses % Principal O/S                 0.85%        2.73%
Net Losses % Avg Principal                 1.29%        2.46%

The percentages set forth for the nine-months ended September 30, 1995 and 1994 are annualized in order to present comparable data for a full twelve-month period.

Net credit losses, representing charge-offs of loan and lease credit losses, net of recoveries, expressed as an annualized percentage of total average principal outstanding, were 1.29% and 2.46% for the nine months ended September 30, 1995 and 1994, respectively. The table for 1994 reflects activity during a period in which the Company primarily purchased loans and leases on a bulk basis. In view of the shift of the Company's business principally to the purchase and origination of automotive loan and lease contracts during the second half of 1994, management expects that the credit loss experience for the nine months ended September 30, 1994 may not be indicative of future results.

Due to the limited historical experience reflecting results of the Company's program of auto loan and lease acquisitions, management is continuously assessing the level or extent of future credit losses. Credit losses in the future will be dependent on the Company's credit criteria, advance rates in relation to the value of the secured automobiles, and the value received from the disposition of any repossessed automobiles in relation to the outstanding balance of the lease or loan.

LIQUIDITY AND CAPITAL RESOURCES

     CURRENT OPERATIONS

The Company's business requires substantial cash to support its growth in the rate of acquisition and origination of automotive finance contracts. The following chart presents the growth in both the number and dollar amount of contracts acquired each quarter since June 1994.

                                   Quarter Ended
                    June    Sept    Dec   March    June     Sept
                    1994    1994   1994    1995    1995     1995
Contracts Acquired
------------------
Amount ($ in mil)  $3.26   $7.12 $14.76  $29.66  $34.79   $43.97
Number               423     848  1,490   2,657   2,889    3,524

As a general matter, the Company finances the acquisition of its automotive finance contracts by drawing against its available lines of credit and warehouse facilities. Under the terms of these facilities, funding is provided between 80-90% of the acquisition price of the contracts. Accordingly, the Company must secure the remainder of the acquisition price from equity or other funding sources.

As the rate of growth of contract acquisition continues to increase, the Company must secure additional equity or other sources to fund these requirements. The Company's growth, therefore, is governed by its ability to gain access to additional financing sources. The Company's growth during the nine month period ended September 30, 1995 and thereafter, has been facilitated by its ability to successfully complete private placements of debt and equity securities and gain access to increasing sources of financing.

During 1995, the Company had secured its principal sources of working capital through a series of debt participation interests, unsecured advances, revolving lines of credit and the proceeds from the sale of convertible subordinated debentures and shares of common stock in private placement transactions. As of September 30, 1995, the respective balances provided by these sources of working capital were as follows:

                                    September, 1995
Lines of Credit and
  Warehouse Facility                    $31,732,937

Debt Participation Interests            $47,143,939

Private Placement of Convertible
  Subordinated Debentures                $8,065,965

Private Placement of Common Stock        $2,100,950

Unsecured Advances                          $34,575


     LINES OF CREDIT AND WAREHOUSE FACILITIES

In March 1993, the Company entered into a $20,000,000 three-year revolving credit facility with Congress Financial Corporation (the "Congress Credit Facility"). The Congress Credit Facility bears monthly interest at 2% over the prime rate of CoreStates Bank, N.A. (10.75% at September 30, 1995) and is secured by certain lease contracts receivable and consumer and mortgage loans receivable. As of September 30, 1995, the Company had drawn down approximately $1,100,000 and had an available borrowing base of approximately $18,900,000 under the Congress Credit Facility for the financing of additional loan and lease portfolio purchases which meet certain credit guidelines established by Congress, in its sole discretion.

During February 1994, the Company entered into a $5,000,000 one-year revolving credit facility with General Electric Capital Corporation (the "GECC Credit Facility"). In September 1994, the GECC Credit Facility was increased to $10,000,000. The
GECC Credit Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease contracts receivable and consumer and mortgage loans receivable. In March 1995, the GECC Credit Facility available line was in-creased to $25,000,000 and at September 30, 1995, the Company had drawn down approximately $20,660,000 under the facility.
The GECC Credit Facility is automatically renewed annually unless GECC provides the Company with notice of termination
90 days prior to such renewal.

During the third quarter 1995, the Company entered into a $50 million warehouse repurchase facility (the "Repurchase Facility") with an additional lending institution (the "Lender"). Under the terms of the Repurchase Facility, the Lender purchases loan and lease contracts receivable from the Company at approximately ninety percent of the outstanding principal balance. The Company repurchases the receivables from the Lender at approximately ninety percent of the outstanding principal balance at the time of repurchase plus a premium for accrued interest at a rate of 2.25% over 30 days LIBOR. The Repurchase Facility also provides that if the market value of contracts sold to the Lender (market value being determined by an independent third party) is less than the Lender's margin amount (market value multiplied by the advance rate), the Lender may require the Company to transfer money or additional contracts to the Lender until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Repurchase Facility is for one year, automatically renewable for an additional year. The Company intends to use the Repurchase Facility to fund additional growth in loan and lease receivables with the intent to eventually pool and securitize these receivables.

The Repurchase Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million dollars, prohibition upon debt to equity ratios in excess of 8 to 1 and the maintenance of certain loan portfolio performance criteria. For the purpose of the Repurchase Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all operational covenants. At September 30, 1995 the Company had $10,000,000 outstanding under the Repurchase Facility and was in compliance with all of the financial and operational covenants.

     DEBT PARTICIPATION INTERESTS

Since inception, the Company has secured a significant amount of its working capital through debt participation interests. As of September 30, 1995, the Company had an existing series of borrowings under participation arrangements outstanding with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $46,580,000. The participations bear interest at prime plus 2.5% fixed at the time of financing, with principal and interest due monthly. In general, under the terms of the participation agreements, payments on the agreements are tied to the payments received from the secured contracts and loans receivable.

Under the Company's participation agreements, collections received from loans securing the participations are deposited into restricted, trust bank accounts pending distributions to participation holders. Distributions generally are disbursed to participants once each month for the previous month's collections.

Distributions under some participation agreements with Fairfax include deposits of a portion of the collections into segregated, interest-bearing reserve accounts held for the benefit of the Company at Fairfax. These reserve accounts are returned to the Company once their balances equal 25% to 50% of the principal balances of the participation agreements.

The balances of the trust account pending settlement with participants and the balance of the reserve accounts on deposit with Fairfax are reflected on the Company's balance sheet as Restricted Cash.

     PRIVATE PLACEMENT OF CONVERTIBLE SUBORDINATED DEBENTURES,
     WARRANTS AND COMMON STOCK

The Company has secured a significant component of its working capital through the private placement of debt and equity securities. During the period from April 1995 to September 1995, the Company completed the offering and sale in private placement transactions of $15,400,000 of 9% Convertible Subordinated Debentures (the "Debentures") and 1,494,500 Common Stock Purchase Warrants (the "Warrants"), as well as 176,500 shares of its common stock which yielded net proceeds of $2,100,950.

The Company's liquidity and capital resources may in the future be effected by the potential conversion of the Debentures and/or exercise of the Warrants. The Debentures are convertible into shares of Common Stock at the option of the holders thereof, however, based upon the average trading price of the Company's Common Stock, the Company has the right to cause the redemption of the Debentures for the principal amount thereof (together with accrued interest). As of September 30, 1995, $7,200,000 in principal amount of Debentures had converted to shares of common stock.

The Warrants entitle the holders thereof to purchase shares of Common Stock at exercise prices that range from $9.00 through $15.00. The Warrants also contain features that permit redemption (at $.001 per Warrant) based upon the average trading price of the Company's Common Stock. A complete exercise of the Warrants, if at all, would provide gross proceeds of $15,585,000 to the Company.

     BUSINESS STRATEGY

Given the Company's dependence on its present sources of financing for current cash flow, loss of such sources could have a material adverse impact on the Company's conduct of business and prospects. Management is presently evaluating additional sources of financing through a continuation and expansion of its existing practices; that is, through offering debt participation interests to institutional investors, traditional lines of credit, and through additional equity placements. In addition, the Company is exploring alternative financing sources and structures, including the possibility of securitizing part of its portfolio of automotive finance contracts in order to maximize profitability and make available sufficient funds to continue implementation of the Company's growth strategy over the long term. There can be no assurances that the Company will secure additional sources of financing. By virtue of the Company's status as a public company, management will likely seek to gain access to equity or debt capital through a sale of securities either through the public market or to institutional investors.

Management is currently engaged in negotiations with certain institutional brokerage firms for the purpose of obtaining additional working capital through an underwritten public sale of the Company's securities that is anticipated to occur during 1996. These negotiations remain preliminary in nature, accord-ingly, the precise terms of any such offering have not yet been establised, nor can there be any assurances as to when or if such an offering will occur.

Any funding provided by the sale of securities, if at all, would be used directly to acquire additional automobile finance contracts, or would enhance the Company's borrowing base so as to facilitate increased lines of credit or participation agreements.

Management believes that the Company's current cash flow from operations, proceeds from private placement transactions, as well as advances on its credit facilities and debt participation interests, is adequate to meet the Company's liquidity requirements for its existing operations. The terms of the borrowings under the participation agreements and the credit facilities provide for repayments of principal and interest to the lenders in amounts which, in general, correspond with and are exceeded by the scheduled repayment of the secured loans and leases receivable.

     EFFECTS OF INFLATION

Inflationary pressures may have an effect on the Company's internal operations and on its overall business. The Company's operating costs are subject to general economic and inflationary pressures. While operating costs have increased during the past years, the Company does not believe that its operations have been significantly affected by inflation. The Company's business is subject to risk of inflation. Significant increases in interest rates that are normally associated with strong periods of inflation may have an impact upon the number of individuals that are likely or able to afford the purchase of an automobile through consumer finance or lease transactions. The Company believes, however, that because of its customer profile, and the need of its customers for basic transportation, such factors are not likely to have a material adverse impact on the Company's business.

                                  PART II

                             OTHER INFORMATION


Item 1.   Legal Proceedings.

          Reference is hereby made to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended
          December 31, 1994.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


NAL FINANCIAL GROUP INC.




BY:Robert R. Bartolini            Dated: November 14 , 1995
   Robert R. Bartolini
   Chairman of the Board
   Chief Executive Officer
   (Principal Executive Officer)






BY:Robert J. Carlson               Dated: November 14 , 1995
   Robert J. Carlson
   Vice President, Finance
   (Principal Accounting Officer)