Form 10QSB/A
period 1995-06-30
NAL FINANCIAL GROUP INC
filed 1995-12-15
CIK 811644

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                Form 10-QSB/A-1

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________.

                        Commission File Number: 0-25476

                           NAL FINANCIAL GROUP INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                        23-24552194
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)


                          500 Cypress Creek Road West
                                   Suite 590
                        Fort Lauderdale, Florida  33309
                   (Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: 305-938-8200

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                       (1)  Yes   X             No _____
                       (2)  Yes   X             No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Registrant's sole class of common stock, as of August 10, 1995 is 5,771,749 shares.

     Transitional Small Business Disclosure Format

                          Yes  _____           No   X

                           NAL FINANCIAL GROUP INC.

                                     INDEX

Part I     Financial Information*                               Page
------     ----------------------                               ----
Item 1     Consolidated Balance Sheets - June 30, 1995 and
           December 31, 1994                                      3

           Consolidated Condensed Statements of Operations -
           for the Six and Three Months Ended June 30, 1995
           and 1994.                                              4

           Consolidated Condensed Statements of Cash Flows -
           for the Six Months Ended June 30, 1995 and 1994        5

           Notes to Consolidated Financial Statements            6-8

Item 2     Management's Discussion and Analysis or Plan of
           Operation                                             9-17

Part II    Other Information
-------    -----------------
Item 1     Legal Proceedings                                      18

Item 2     Changes in Securities                                  18

Item 3     Defaults Upon Senior Securities                        18

Item 4     Submission of Matters to a Vote of Securities
           Holders                                                18

Item 5     Other Information                                      18

Item 6     Exhibits and Reports on Form 8-K                       18


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

NAL Financial Group Inc.
Consolidated Balance Sheets
                                              June 30,       December 31,
                                                1995             1994
                                                ----             ----
Assets

Net loan and lease receivables             $75,342,797      $29,984,290
Cash and cash equivalents                      334,235          664,848
Restricted cash                                875,734        1,061,041
Net investment in operating leases           2,502,788        1,230,647
Returned automobile inventory, net             870,554          150,779
Real estate owned                              209,819           44,250
Debt issue costs, net                          499,270          214,112
Property and equipment, net                    849,093          510,885
Accrued interest receivable                    599,307          167,692
Other assets, net                            2,174,664          489,809
                                          ------------     ------------
Total Assets                               $84,258,261      $34,518,353
                                          ============     ============

Liabilities and Stockholders' Equity

Participations and notes payable            67,475,917       22,502,041
Accounts payable and accrued expenses          576,796          400,057
Security deposits                              655,756          344,834
Accrued income taxes                           186,342          110,460
Other liabilities                            1,346,121          242,660
Due to shareholder                           1,127,960           62,494
                                          ------------     ------------
     Total liabilities                      71,368,892       23,662,546
                                          ------------     ------------
Stockholders' equity
  Preferred stock, $1,000 par value,
    10,000,000 shares authorized,
    no shares issued                                --               --
  Common stock, $.15 par value,
    50,000,000 shares authorized,
    5,771,749 and 5,592,968 shares
      issued and outstanding at
      June 30, 1995 and December 31,
      1994, respectively                       865,762          838,945
  Paid in capital                           10,029,241        8,483,714
  Retained earnings                          1,994,366        1,533,148
                                          ------------     ------------
     Total stockholders' equity             12,889,369       10,855,807
                                          ------------     ------------
Total liabilities and stockholders'
  equity                                   $84,258,261      $35,210,845
                                          ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Condensed Statements of Operations

                                       For the Six Months                      For the Three Months
                                         Ended June 30,                            Ended June 30,
                                     1995                1994                1995               1994
                                     ----                ----                ----               ----
Revenues
  Interest income                 $5,703,118          $1,436,249          $3,416,473          $810,118
  Purchase discount accretion        420,397           1,170,694             174,833           585,763
  Gain on sale of loan pools              --           1,439,762                  --            27,519
  Other income                       364,630             121,531             209,147            56,481
                                  ----------          ----------          ----------        ----------
                                   6,488,145           4,168,236           3,800,453         1,479,881
                                  ----------          ----------          ----------        ----------

Expenses
  Interest expense                 2,503,413             873,193           1,564,877           439,019
  Operating expenses               2,458,055           2,238,494           1,250,991         1,181,457
  Provision for credit loss          702,776             134,522             385,402            64,522
  Compensation expense
    related to shares to be
    released under a Voting
    Trust Arrangement (Note 4)        80,000                  --              80,000                --
                                  ----------          ----------          ----------        ----------
                                   5,744,244           3,246,209           3,281,270         1,684,998
                                  ----------          ----------          ----------        ----------
  Income (loss) before
    provision for taxes              743,901             922,027             519,183          (205,117)
  Provision (credit) for
    taxes                            282,682             359,591             197,290           (68,343)
                                  ----------          ----------          ----------        ----------
Net Income (Loss)                   $461,219            $562,436            $321,893         ($136,774)
                                  ==========          ==========          ==========        ==========

Per Share Data

  Earnings per share:
    Primary                             $.09                $.11                $.06             $(.03)
    Fully diluted                        .08                 .10                 .05              (.03)

  Weighted average number
   of shares outstanding:

    Primary                        5,416,166           5,192,968           5,447,300         5,192,968
    Fully diluted                  5,853,535           5,592,968           5,853,535         5,192,968



             The accompanying notes are an integral part of these
                      consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1995 and 1994


                                                     1995            1994
                                                     ----            ----
Cash flows from operating activities:              $461,219        $562,436
  Net income
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Accretion of purchase discount                   (420,397)     (1,170,694)
  Provision for credit losses                       702,776         134,522
  Depreciation and amortization                     324,747         129,887
  Gain on sale of loan pools                             --      (1,439,762)
  Non-cash charge for compensation                   80,000              --
Changes in assets and liabilities:
  Payments received on loan and lease
   receivables                                   20,530,368       9,712,248
  Other, net                                       (284,492)        187,831
                                               ------------     -----------
  Net cash provided by operating activities      21,394,221       8,116,468
                                               ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of loan pools                       --      16,092,299
  Purchase of loan and lease receivables        (68,453,657)    (14,972,718)
  Purchase of property and equipment               (380,208)        (81,720)
                                               ------------     -----------
  Net cash provided by (used in) investing
   activities                                   (68,833,865)      1,037,861
                                               ------------     -----------
Cash flows from financing activities:
  Proceeds from participations and notes
   payable, net                                  62,064,660      11,973,734
  Borrowings from shareholder                     1,065,466              --
  Repayments of participations and notes
   payable                                      (16,021,095)    (20,608,072)
  Dividends                                              --        (616,000)
                                               ------------     -----------
  Net cash provided by (used in)
   financing activities                          47,109,031      (9,250,338)
                                               ------------     -----------
Net decrease in cash and cash equivalents          (330,613)        (96,009)
Cash and cash equivalents, beginning of
  period                                            664,848          96,009
                                               ------------     -----------

Cash and cash equivalents, end of period           $334,235     $        --
                                               ============     ===========
Supplemental disclosures of cash flow
 information

Cash paid during the period for interest         $2,190,254        $825,954
                                               ============     ===========
Cash paid during the period for taxes              $206,802        $275,000
                                               ============     ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           NAL Financial Group Inc.
                  Notes To Consolidated Financial Statements
                                 June 30, 1995


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

Operating results for the six and three month periods ended June 30, 1995 are not necessarily indicative of the results which may be expected for the year ended December 31, 1995.


2.  Earnings Per Common Share

Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding during the period.

3.  Loan and Lease Receivables

Loan and lease receivables as of June 30, 1995 and December 31, 1994 consists of the following:

                                                    1995          1994
                                                    ----          ----
Automotive Finance Contracts
----------------------------
Automotive finance contracts                     $75,917,311   $26,795,132
Less:
  Unearned income                                 (5,485,636)   (2,004,435)
  Unearned purchase discount                      (1,177,403)     (815,768)
  Deferred loan fees, net                           (143,040)           --
                                                ------------   -----------
     Automotive contracts net                     69,111,232    23,974,929
                                                ------------   -----------
Consumer Contracts Receivable
-----------------------------
Consumer loans receivable                          2,929,091     2,333,016
Less:

  Unearned income                                   (494,772)           --
  Unearned purchase discount                        (392,984)     (841,322)
                                                ------------   -----------
     Consumer loans receivable net                 2,041,335     1,491,694
                                                ------------   -----------
Mortgage Loans Receivable
-------------------------
Mortgage loans receivable                          5,840,989     6,041,464
Less: Unearned purchase discount                  (1,149,371)   (1,218,797)
                                                ------------   -----------
     Mortgage loans receivable net                 4,691,618     4,822,667
                                                ------------   -----------
Less: Allowance for possible losses                 (501,388)     (305,000)
                                                ------------   -----------
     Total loan and lease receivable net         $75,342,797   $29,984,290
                                                ============   ===========

4.  Voting Trust Arrangement

Of the shares of the Company's common stock received by certain stockholders in conjunction with the merger of the Company in November 1994, 400,000 shares were placed into a voting trust arrangement (the "voting trust") by which shares may be released on an annual basis pursuant to a formula tied to net income earned by the Company subsequent to June 30, 1994. Any shares not released from the voting trust at the end of three years will be canceled.

Originally, the Company intended to account for the release of all the shares held in the voting trust as compensation expense and, accordingly, compensation expense of $80,000 had been reflected as a charge to earnings for the quarter ended June 30, 1995 for shares that may be released based on cumulative net income through the quarter end. The Company has reassessed the accounting for these shares and, after further consideration of the relevant facts and circumstances, has determined that the release of 340,000 of the 400,000 shares placed into the voting trust will be considered additional consideration in conjunction with the merger in November 1994 and will not result in compensation expense. The remaining 60,000 shares will still be considered compensatory in nature resulting in a charge for the fair market value of the shares as they become eligible for release. This expense will be a non-cash charge with no effect on working capital and total stockholders' equity. No adjustment has been made to the $80,000 in compensation expense for the revised accounting treatment in the financial statements for the quarter ended June 30, 1995 as the Company believes that any reduction of this amount would not be significant to these financial statements.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Results of Operations - Overview

NAL Financial Group Inc. (the "Company") commenced operations during June 1991 as a specialized finance company for the purpose of engaging in consumer finance transactions involving the origination, purchase, remarketing and servicing of consumer and mortgage loans and auto lease receivables.

Because of the opportunities presented by the insolvency and reorganization of many financial institutions at the time, the Company's principal activities, from inception through the second quarter of 1994, involved the bulk purchase and servicing of seasoned portfolios of consumer and mortgage loans and auto lease receivables that had been administered by the Resolution Trust Corporation or Federal Deposit Insurance Corporation. In response to the decreasing availability of these portfolios, since the second quarter of 1994 the Company's principal focus has shifted to the acquisition and servicing of automotive leases and loans originated by dealers in connection with sales or leases to persons with sub-prime credit.

The Company's results of operations from inception in 1991 through the second quarter of 1994 principally reflected the Company's investment earnings on and gains realized from the sale of seasoned loan and lease portfolios acquired in bulk-purchase transactions at significant discounts from their principal balances. The rate of return earned on these portfolios included both interest earned on the leases and loans, as well as the purchase discount accretion, which reflects the increase in the value of a portfolio as it approaches maturity.

As the principal balances of the bulk-purchased portfolios decreases due to paydowns and maturities, and the portfolio of sub-prime automotive contracts expands, the Company's earnings will be increasingly dependent on the interest, rental income and fees charged on the sub-prime portfolio.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

The Company reported net income of $461,000 for the six months ended June 30, 1995 on revenues of $6,488,000. This compares to net income of $562,000 on revenues of $4,168,000 for the six months ended June 30, 1994. Net income for the six months ended June 30, 1995 includes a non-cash charge of $49,600 (after-tax) for common stock earned pursuant to a Voting Trust Agreement (the "Voting Trust Agreement") established in connection with the Merger (the "Merger") on November 30, 1994. Excluding this charge, operating income after taxes was $511,000 for the 1995 period. This charge has no effect on working capital and did not significantly affect stockholders' equity.

The Company's results of operations for the six months ended June 30, 1995 principally reflect net interest and fees earned on its expanded portfolio of sub-prime automobile contracts receivable, provision for possible losses, and overhead incurred for underwriting and servicing these contracts. The results of operations for the six month period ended June 30, 1994 principally reflect interest and discount earned on bulk purchased portfolios and gains from the sale of these portfolios.

The Company's level of sub-prime automobile contracts acquired increased by $61,800,000 when comparing the six months ended June 30, 1995 to the six months ended June 30, 1994. Contracts acquired in the 1995 period totalled $65,000,000 compared to $3,200,000 for the 1994 period. The significant increase reflects the change in the Company's principal focus facilitated by the establishment and expansion of its network of automobile dealerships.

Net Interest Spread

The following table presents net interest spread information for the six months ended June 30, 1995 and 1994:
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1995          1994
                                                         ----          ----
Net investment in loans and leases - average balance  $51,130,153   $16,124,033
Interest income and purchase discount accretion         6,123,515     2,606,943
Annualized effective earnings rate                          23.95%        32.34%

Participations and notes payable - average balance    $44,731,479   $14,667,970
Interest expense                                        2,503,413       873,193
Annualized effective cost rate                              11.19%        11.91%

Net interest spread rate                                    12.76%        20.43%

During the six months ended June 30, 1995, the Company's net interest spread rate, or the difference between the effective rate earned on interest - earning assets and the effective rate paid on interest - bearing borrowings, decreased 7.67%, from 20.43% to 12.76%, when compared to the same period of the preceding year. This decrease was due primarily to a 8.40% decrease in the effective rate earned on interest earning assets, from 32.34% to 23.95%. The decrease in the earnings rate was offset to only a minor extent by a decrease in the Company's effective cost rate from 11.91% to 11.19%, or 0.72%.

During the six months ended June 30, 1994, a greater portion of the Company's earnings was derived from purchase discount accretion than during the 1995 period. During that period purchase discount accretion was $1,171,000 compared to $420,000 for the 1995 period. This resulted in a higher effective earnings rate for the 1994 period. The decrease in purchase discount accretion reflects the Company's shift in focus from acquiring bulk loan and lease portfolios at significant discounts to acquiring and servicing sub-prime automotive loan and lease contracts receivable. Although the automotive contracts do not provide as much earnings from purchase discount accretion as the bulk purchase portfolios, the coupon interest rate earned on the contracts is higher.

Interest income increased from $1,436,000 for the 1994 period to $5,699,000 for the 1995 period. This increase was due to higher contractual rates earned on sub-prime contacts and an increase in the average balance of loan and lease receivables from $16,124,000 in the 1994 period to $51,130,000 in the 1995 period. Substantially all of the increase in the balance of loan and lease receivables is attributable to acquired automotive contracts.

The slight decrease in the Company's effective cost rate was attributable to an increase in borrowings to finance the expansion of the automobile contracts portfolio. For the most part, the Company has financed its acquisitions of automotive contracts with borrowings which have had interest rates which were established at the time of financing based on the prime rate or LIBOR rate in effect at the time. These borrowings had rates which were lower than the rates on borrowings utilized during the 1994 period to finance bulk-purchase portfolios. These rates are fixed throughout the term of the financing, thereby enabling the Company to establish a fixed spread between the interest rate earned on the automotive contract and the rate paid on the financing. At June 30, 1995, the Company had borrowed approximately $63,700,000 under arrangements in which the interest rates were fixed at the time of financing, and approximately $3,300,000 under a line of credit arrangement which bears interest at a variable rate tied to the prime rate.

Gains On Sales of Loans

Gains on sales of loans totalled $1,439,000 during the 1994 period compared with no gains for the 1995 period. Prior to 1995, gains on sales of loans constituted a significant element of the Company's results of operations. The sales consisted primarily of loan pools which had been purchased at discounts and sold within a short period after purchase. It is the Company's current intention to hold principally all of its present portfolio until maturity. Because the opportunities for purchase and resale have become, in general, less attractive to the Company due to increased competition in the industry, it is unlikely that the Company will experience gains on the sales of loan pools as in the past.

Other Income

Other income increased $243,000 from $122,000 in the 1994 period to $365,000 in the 1995 period, due primarily to the commissions earned by the Company's insurance brokerage services from placing insurance policies for its automotive loan and lease customers.

Provision For Possible Credit Losses

The provision for possible credit losses totalled $703,000 for the 1995 period, or $568,000 more than the $135,000 reported for the 1994 period. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred for new automotive contracts acquired during the 1995 period.

Management periodically reviews the adequacy of the allowance for loan and lease losses and considers whether the level of allowance is sufficient to cover any losses of the carrying value of its existing portfolios. This review includes an evaluation of the value of the collateral pledged for the loans and leases receivable, an analysis of the equity invested in the collateral by the borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with dealers or other sellers of contracts and portfolios.

Operating and Other Expenses

Operating expenses increased $220,000 from $2,238,000 during the 1994 period to $2,458,000 during the 1995 period, due primarily to increased overhead and costs associated with the Company's automotive contract financing business. This increase was attributable to an increase in compensation and employee benefits paid due to an expansion of the Company's workforce. Additional personnel were hired to assist with underwriting, collecting and servicing of the Company's expanding automobile portfolio. Consequently, compensation expense increased by $772,000, from $977,000 for the 1994 period to $1,749,000 for the 1995 period.

Included in other expenses is $80,000 which has been recorded during the 1995 period for common stock that is eligible for release pursuant to the Voting Trust Agreement. The Voting Trust Agreement required that certain shares be placed in escrow to be released based on the terms of the agreement. In the event that any of the shares are released from the Voting Trust, such release may, for financial reporting purposes, result in compensation expense to the Company. Although final determination is pending, $80,000 in compensation expense has been recorded during the second quarter for shares that have been earned, but not yet released. The amount of compensation expense recorded is a non-cash charge, which has no effect on working capital and does not significantly affect stockholders' equity.

The Company incurs certain direct loan and lease acquisition costs associated with the automobile contracts purchased from dealers. These costs are deferred and amortized over the life of the related receivable.

Management expects that operating expenses will increase as the size of its automotive contract portfolio increases, but does not expect the growth of expenses to be disproportionate with the growth of revenues from the portfolio.


Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

The Company reported net income of $321,000 for the three months June 30, 1995 on revenues of $3,800,000 compared to a net loss of $137,000 on revenues of $1,480,000 for the three months ended June 30, 1994. Net income for the three months ended June 30, 1995 includes a non-cash charge of $49,600 (after-tax) for common stock eligible for release pursuant to the Voting Trust Agreement established in connection with the Merger on November 30, 1994. Excluding this non-cash charge, operating income after taxes was $371,000 for the 1995 period. This charge has no effect on working capital and does not significantly affect stockholders' equity.

The Company's results of operations for the three months ended June 30, 1995 reflect the Company's shift in focus from acquiring seasoned loan and lease portfolios at significant discounts to the acquisition and servicing of sub-prime automobile leases and loans. Consequently, the earnings principally reflect net interest and fees earned on its expanded portfolio of sub-prime automobile contracts receivable, provision for possible losses, and overhead incurred for underwriting and servicing these contracts.

The results of operations for the three month's ended June 30, 1994 principally reflect interest and discount earned on bulk purchased portfolios. Gains on the sale of loan portfolios were minimal during this period which contributed to an overall loss for the 1994 quarter.

Net Interest Spread

The following table presents net interest spread information for the three months ended June 30, 1995 and 1994.

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         1995           1994
                                                         ----           ----

Net Investment - loans and leases - average balance   $65,153,212   $14,694,905
Interest income and purchase discount accretion         3,591,306     1,395,881
Annualized effective earnings rate                          22.04%        38.00%

Participations and notes payable - average balance    $56,322,482   $12,439,550
Interest expense                                        1,564,877       439,019
Annualized effective cost rate                              11.11%        14.12%

Net interest spread rate                                    10.93%        23.88%

During the three months ended June 30, 1995, the Company's net interest spread rate decreased 12.95%, from 23.88% for the 1994 period to 10.93% for the 1995 period. This decrease was due primarily to a decrease in the effective rate earned on interest-earning assets from 38.00% to 22.04%, or 15.96% decrease. This decrease was offset partially by a 3.01% decrease in the effective cost rate.

During the three months ended June 30, 1994, a greater portion of the Company's earnings was derived from purchase discount accretion. During this period, purchase discount accretion was $586,000 compared to $175,000 for the 1995 period. This resulted in a higher effective earnings rate for the 1994 period. The decrease in purchase discount reflects the Company's shift in focus from acquiring bulk loan and lease portfolios at significant discounts to acquiring and servicing sub-prime automobile loan and lease contracts receivable. Although the automobile contracts do not provide as much earning from purchase discount accretion as the bulk portfolios, the coupon interest rate earned on the contracts is higher.

Interest income increased from $810,000 during the 1994 period to $3,416,000 during the 1995 period. This increase was due to higher contractual rates earned on sub-prime contracts and an increase in the average balance of loan and lease receivables, from $14,695,000 in the 1994 period to $65,153,212 in the 1995 period. Substantially all of the increase in the average balance is attributable to acquired automotive contracts.

The decrease in the effective cost rate of 3.01% was attributable to increased borrowings under financing arrangements with lower cost of funds used to finance the expansion of the automotive contracts portfolio. Previously, financing arrangements with higher cost of funds were used to acquire bulk portfolios.

Gain on Sales of Loans

Gains on the sales of loans totalled $28,000 for the three months ended June 30, 1994 compared with no gains for the 1995 period. It is the Company's current intention to hold principally all of its present portfolio until maturity. Because the opportunities for purchase and resale have become, in general, less attractive for the Company, it is unlikely that the Company will experience gains on the sale of loan pools as in the past.

Other Income

Other income increased to $209,000 for the 1995 period from $56,000 in the 1994 period. This increase of $153,000 was primarily due to the commissions earned by the Company's insurance brokerage services from placing insurance policies for its automotive loan and lease customers.

Provision for Possible Credit Losses

The provision for possible credit losses totalled $385,000 for the 1995 period compared with $65,000 for the 1994 period, or a $320,000 increase. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred for new automobile contracts acquired during the 1995 period.

Operating and Other Expenses

Operating expenses increased $70,000 from $1,181,000 during the 1994 period to $1,251,000 during the 1995 period, due primarily to increased overhead and costs associated with the Company's automotive contract financing business. This increase was attributable to an increase in compensation and employee benefits from $471,000 for the 1994 period to $1,043,000 for the 1995 period, a $572,000 increase. During the 1995 period, the Company hired additional personnel to assist with the underwriting, collecting, and servicing of its expanding automobile portfolio.

In addition, $80,000 has been recorded as compensation expense during the 1995 period representing an accrual for common stock eligible for release pursuant to a Voting Trust Agreement.

Delinquency Experience

The following table summarizes the Company's delinquency experience on accounts over 30 days past due on both a number of contracts and a dollar basis. The table excludes two underperforming portfolios which were purchased during the year ended December 31, 1994 at substantial discounts. The Company is accounting for a portion of these portfolios using the cost recovery method. Under this method, income is recognized only for the excess of collections received over the purchase price basis of the loans. The principal balances and book values totalled $776,508 and $317,249 at June 30, 1995 and $2,271,000 and $897,000 at December 31, 1994, respectively.


                                June 30, 1995            December 31, 1994
                                -------------            -----------------
                            Dollars    # Contracts     Dollars    # Contracts
                            -------    -----------     -------    -----------
Principal Outstanding     $83,910,883      7,014     $33,165,177     3,560
Delinquencies:
  30-59 Days                5,606,412        521       2,549,165       311
  60-89 Days                1,295,222        109         214,966        19
  90 Days or more           1,257,572         69         423,258        27

Total Delinquencies over 30
  Days as a % of
  Principal/Contracts       8,159,206        699       3,187,389       357
                                9.72%       9.97%           9.61%    10.03%

Total Delinquencies over 60
  Days as a % of
  Principal/Contracts       2,552,794        178         638,224        46
                                3.04%       2.54%           1.92%     1.29%

Net Credit Loss Experience

The following table summarizes the company's net credit loss experience for the period ended June 30, 1995 and 1994.

                                                   Six Months Ended
                                               1995                1994
                                               ----                ----
Principal outstanding                      $83,910,883         $24,878,541
Average principal outstanding              $56,630,240         $27,356,512
Charge-offs and lease termination losses   $   469,812         $   241,838
Net losses as a % principal outstanding           0.56%               0.97%
Net losses as a % average principal               0.83%               0.88%

Due to the limited historical experience reflecting the results of the Company's program of auto loan and lease acquisitions, management is uncertain about the level or extent of future credit losses. Credit losses in the future will be dependent on the Company's credit criteria, advance rates in relation to the value of the secured automobiles, and the value received from the disposition of any repossessed automobiles in relation to the outstanding balance of the lease or loan.

Liquidity and Capital Resources

Since inception, the Company's principal sources of working capital have been provided through operations, borrowings through participation arrangements, revolving lines of credit from the Company's principal lenders, and the private placement of debt and equity securities.

The following chart summarizes the principal manner in which funds have been received and utilized by the Company for the six month period ended June 30, 1995:


Inflows
-------
Payments Received From Collections                             $20,530,368
Net Proceeds From Financing                                     63,130,126
Cash Provided by Operations                                        863,853
                                                              ------------
                                                                84,524,347
                                                              ------------

Outflows
--------
Acquisitions of Loan and Lease Contracts                        68,453,657
Capital Expenditures                                               380,208
Repayment of Notes and Participations Payable                   16,021,095
                                                              ------------
                                                                84,854,960
                                                              ------------
Net Outflow                                                      ($330,613)
                                                              ============

As of June 30, 1995, the Company's liquidity was being provided by a series of borrowings under debt participation arrangements, certain unsecured notes, and lines of credit in the following amounts:

Lines of credit                                                $23,949,793
Debt participation interests and subordinated notes            $42,987,633
Unsecured note                                                     $67,076

The Company has a $20,000,000 revolving credit facility which matures in 1996. The facility bears interest at 2.00% over prime rate. At June 30, 1995, the Company had drawn down approximately $3,308,000 and had an available borrowing base of approximately $16,692,000 for the financing of additional loan and lease portfolios which meet certain credit guidelines established by the lender in its sole discretion.

The Company has a $25,000,000 credit facility for the financing of automobile loan and lease receivables, with rates established and fixed at time of financing. At June 30, 1995, the Company had drawn down approximately $20,642,000 under the facility. The facility is automatically approved annually in March each year unless the lender provides the Company with notice of termination 90 days prior to such renewal.

At June 30, 1995, the Company had an existing series of borrowings under participation agreements in the amount of $38,887,633 secured by certain lease and loan contracts, and consumer and mortgage loans receivable. The participations bear interest at prime plus 2.5% fixed at the time of financing, with principal and interest due monthly. In general, under the terms of the participation agreements, payments on the agreements are tied to the payments received from the secured contracts and loans receivable.


A significant component of the Company's working capital continues to be realized through the private placement of securities. During the quarter ended June 30, 1995, the Company completed the sale of $5,650,000 of convertible subordinated debentures offered in debenture units pursuant to a private placement transaction. Each debenture unit consists of $500,000 principal amount 9% convertible subordinated debenture and 50,000 warrants. Each warrant entitles the holder to purchase one share of the Company's common stock for a three year period at an exercise price of $9 per share. At June 30, 1995, the Company had $4,100,000 of these debentures outstanding with the remaining amount converting to shares of the Company's common stock. This gives effect to the conversion of $1,550,000 of debentures during the second quarter. The Company's sales of debenture units continued after June 30, 1995, and as of the date of this report, the Company has realized approximately $9,900,000 from the sale of debenture units.

Management believes that the Company's current cash flow from operations and advances on its credit facilities and debt participation arrangements is adequate to meet the Company's liquidity requirements for its existing operations. The terms of the borrowings under the participation agreements and the credit facilities provide for repayments of principal and interest to the lenders in amounts, which, in general, correspond with and are exceeded by the scheduled repayment of the secured loans and leases receivable.

Significant additional growth of the Company's portfolios will require the Company to identify and secure additional sources of funding. Given the Company's dependence on financing for current cash flow and continued growth, loss of its financing sources would have a material adverse impact on the Company's conduct of business and prospects. Management is presently evaluating additional sources of financing, including the continuation of offering debt participation interests to institutional investors, expansion of traditional lines of credit, and through additional equity and debt placements.

During the first quarter of 1995, the Company recently engaged an investment banking firm to act as lead manager on a best efforts basis of a private placement of approximately $20,000,000 of convertible preferred stock. Although the Company has received positive reassurance from the firm, pricing issues and placement of securities have yet to be finalized, and there can be no assurances that the offering will be completed. If successful, the Company intends to use the proceeds from the offering to facilitate the expansion of its existing credit facilities, thereby enhancing its ability to acquire additional loans and leases.

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

          None.


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Form 10-QSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.


NAL FINANCIAL GROUP INC.




BY: /s/ Robert R. Bartolini               Dated: December 15, 1995
    --------------------------
    Robert R. Bartolini
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)






BY: /s/ Robert J. Carlson                 Dated: December 15, 1995
    --------------------------
    Robert J. Carlson
    Vice President, Finance
    (Principal Financial
     and Accounting Officer)