Form 10KSB
period 1995-12-31
NAL FINANCIAL GROUP INC
filed 1996-04-01
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1995

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from ________________ __, ____
                         to ___________________ __, ____

                         Commission File Number: 0-25476

                            NAL FINANCIAL GROUP INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

   Delaware                                23-24552194
- - ---------------               ------------------------------------
(State or other               (I.R.S. Employer Identification No.)
jurisdiction of
incorporation
or organization)

500 Cypress Creek Road West
Suite 590
Fort Lauderdale, FL                          33309
- - ----------------------------------------  ----------
(Address of Principal Executive Offices)  (Zip Code)

Issuer's telephone number: (305) 938-8200

Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock $.15 par value
                           ---------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Registrant's revenues for the year ended December 31, 1995:
$22,932,000.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 26, 1996, was approximately $54,800,787, based upon the closing sale price of the Registrant's Common Stock upon The NASDAQ National MarketSM of $12.50 per share of Common Stock on such date. See Footnote (1) below.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      The number of shares outstanding of the Registrant's sole class of Common Stock as of March 26, 1996 was 6,700,041 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
- - ------------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                    PART I
                                    ------

ITEM 1. DESCRIPTION OF BUSINESS.

      Background

      NAL Financial Group Inc. (the "Company") commenced operations during June 1991 as a specialized finance company for the purpose of engaging in consumer finance transactions involving the origination, purchase, remarketing and servicing of consumer and mortgage loans and auto lease receivables.

      Because of the opportunities presented by the insolvency and reorganization of many financial institutions at the time, from inception through the second quarter of 1994 the principal activities of the Company involved the bulk purchase and servicing of seasoned portfolios of consumer and mortgage loans and lease receivables acquired principally from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). Most of these portfolios were purchased at substantial discounts.

      In response to the decreasing availability of seasoned portfolios, since the second quarter of 1994 the Company's principal focus has shifted to other segments of the consumer finance industry, particularly auto finance. Although opportunistic purchases of seasoned auto related portfolios may still be considered by management, the Company's primary business since June 1994 has been the acquisition and servicing of automotive leases and loans originated by dealers in connection with sales or leases to persons with sub-prime credit.

      The Company became publicly held by virtue of a merger (the "Merger") effective November 30, 1994 with and into Corporate Financial Ventures, Inc. ("COFVI"), an inactive public company.

      Pursuant to the Merger, the historic stockholders of NAL received 3,160,000 newly-issued restricted securities of COFVI, which at the time constituted approximately 56% of its issued and outstanding common stock. Effective upon completion of the Merger, COFVI assumed the historic operations of NAL and changed its name to "NAL Financial Group Inc."

      The Company operates its business through five wholly-owned subsidiaries:
NAL Acceptance Corporation ("NAC"), NAL Mortgage Corporation ("NMC"), NAL Insurance Services, Inc. ("NIS"), Performance Cars of South Florida, Inc. ("PCSF") and AUTORICS, Inc. ("Autorics"). Unless otherwise specified, references to the Company shall include NAC, NMC, NIS, Autorics and/or PCSF.

Current Plan of Operations

      The Company's auto finance business primarily consists of the evaluation, acceptance and purchase of finance contracts which are either originated by participating dealers in connection with the sale or lease of new and used vehicles to sub-prime consumers or purchased in bulk receivables portfolios. After a finance contract is evaluated and accepted by the Company, the purchase contract or lease is executed by the dealer and the customer. The vehicle is then delivered to the customer and the title to the vehicle is transferred into the name of the customer and held by the Company with a lien in its favor (in the case of a purchased vehicle), or to the Company (in the case of a lease). Under the standard master dealer agreement utilized by the Company, upon delivery of the title to the Company, the Company receives an assignment of the contract and pays the dealer a "dealer advance" which is calculated on the basis of a pre-determined formula based upon the value of the vehicle (for a used vehicle) or manufacturer's invoice (for a new vehicle).

      The Company also occasionally enters into customized dealer agreements which differ from the standard master dealer agreement utilized by the Company. Under these agreements, the Company purchases finance contracts from dealers from time to time at a stated percentage of the financed amount. Typically, a portion of the purchase discount is placed in a reserve account which is used to offset any credit losses experienced by the Company. Periodically, the amounts in the reserve account in excess of an agreed upon minimum are paid over to the dealer. Pursuant to these agreements, the dealer typically retains many of the collection and servicing functions, including monthly billing, repossession and/or disposal of the vehicle. These agreements are generally with recourse to the dealer. At December 31, 1995, the Company as a percentage of principal had in place approximately 15% of these types of agreements.

      The Company's shifting focus to the auto finance segment can most readily be reflected by analysis of the increases in its dealer base and the origination of finance contracts from such dealers since September 1994.

- - --------------------------------------------------------------------------------
                      12/94        3/95        6/95        9/95         12/95
                      -----        ----        ----        ----         -----
- - --------------------------------------------------------------------------------
No. of
Participating
Dealers                 196         296         406         787          909
(Cumulative)

- - --------------------------------------------------------------------------------
No. of
Contracts
Originated             1,490       1,731       1,998       2,002        3,965
(By Quarter)
- - --------------------------------------------------------------------------------

Contract Origination

      Dealers

      The Company's auto finance segment involves the purchase of auto loan and lease finance contracts in connection with the purchase or lease of new and used vehicles. Dealer relationships generally begin with the Company's dealer development representative contacting a dealer to explain the Company's financing program. The Company's representative presents the dealer with a sales package, including promotional material containing current rates being offered by the Company to dealerships, copies of the Company's master dealer agreement, examples of monthly reports and samples of the Company's documentation requirements. A dealer desiring to utilize the Company's financing program must enter into a non-exclusive master dealer agreement with the Company. As a condition to entering into such an agreement, a dealer must provide satisfactory financial and other information. A dealer must also make representations and warranties to the Company with respect to the contracts to be assigned. Upon completion of this master agreement, the Company's representative provides the dealership with necessary documentation for origination of contracts and trains dealership personnel in the use of such documentation.

      The master dealer agreement may be terminated by the Company or the dealer (so long as there is no event of default) upon 10 days prior written notice. Events of default typically may include (i) the dealer's failure to perform or observe covenants in the master dealer agreement; (ii) the dealer's breach of representations or warranties in the master dealer agreement; (iii) a misrepresentation by the dealer relating to an installment contract submitted to the Company or the related vehicle or purchaser; (iv) an assignment for the benefit of creditors or the appointment of a receiver for, or filing for, bankruptcy or insolvency of, the dealer; (v) the liquidation or dissolution of a dealer; (vi) the death of a principal stockholder of a dealer; and (vii) a decrease in the shares of stock owned by the principal stockholder of a dealer.

      Under the master dealer agreement, the dealer is also obligated to repurchase any contracts identified by the Company in the event that dealer representations and warranties prove to have been untrue at the time the Company purchased the contract, or in the event that the purchase of the contract by the Company from the dealer was on a recourse basis and a lessee or borrower defaults under the contract. Examples of defaults which require a dealer to repurchase a finance contract include (i) misrepresentations by a dealer to install optional equipment otherwise included within the agreed upon purchase price; (ii) improper identification of a customer; and (iii) dealer misrepresentation that adequate insurance is in force at the time of delivery of the vehicle. The majority of these occurrences are prevented when the contract is sent to the Company for funding by virtue of the Company's credit procedures which typically include telephoning each customer to confirm contract terms at the time of funding. Occasionally, however, the dealer is required to repurchase the contract upon discovery of the default by the Company. The dealer also indemnifies the Company for any liabilities and costs (including attorney's fees) arising from any act or omission by the dealer required to be performed under the master dealer agreement or any contract.

      Retail car buyers are customarily directed to a dealership's finance and insurance department to finalize their purchase or lease agreement and to review potential financing sources and rates available from the dealer. If the customer elects to pursue financing at the dealership, an application is taken for submission to the dealer's financing sources. Typically, a dealership will submit the purchaser's application to more than one financing source for review. Once the responses are received by the dealership, the dealer will decide which source will finance the purchase or lease.

      When presented with an application, the Company strives to notify the dealer of its decision within two to four hours. The buyer's purchase generally is not completed until the Company approves the contract. If approved, the buyer enters into a contract with the dealer on a form prepared and provided to the dealer by the Company, which is then assigned to the Company.

      Dealer Program

      One of the critical elements for the growth of the Company's auto finance segment is to establish, maintain and expand its relationships with new and used automobile dealers. The Company has developed programs for dealers that are designed to meet the dealers' needs for customer financing. These programs offer four major advantages to the dealers:

            Flexibility. Unlike most traditional lending institutions and captive finance companies, the Company employs multi-tiered credit underwriting criteria offering a financing source not generally available for sub-prime auto loans and leases elsewhere to dealerships' sub-prime borrowers. The Company believes this flexibility facilitates access to prime borrowers as well and solidifies the dealer relationship.

            Responsiveness. The Company is responsive to the needs of auto dealers by providing rapid and complete service. When presented with an application, the Company attempts to notify the dealer within two to four hours whether it will approve the purchase of the contract from the dealer. Staff members are trained specialists in credit analysis, documentation, collection and administration.

            Service Orientation. In addition to offering a reliable source of financing for qualified buyers, the Company identifies particular service needs of dealers. Dealer development representatives maintain frequent contact to determine whether needs are being met and will recommend service enhancements when appropriate. Examples of such enhancements may include courier delivery of documents or loan processing on dealer premises during peak promotions.

            Training. The Company provides training to dealers both at the dealership and on the Company's premises. This training covers, among other things, the Company's origination program, underwriting guidelines and the processing of loan and lease applications. The dealership receives a certificate evidencing completion of the training program.

      The Company's relationship with auto dealers has for the most part been established on a dealer-by-dealer basis as a result of the efforts of the Company's marketing personnel. One of the Company's sales and marketing goals is to develop and/or expand relationships with dealers and finance agencies that will provide the Company more efficient access to greater numbers of dealer networks. See "Marketing." Towards that end, during September 1994, the Company entered into a test marketing arrangement with General Electric Capital Auto Lease, Inc. ("GECAL"), an affiliate of General Electric Credit Corporation ("GECC"). During the test period, the Company evaluated applications which did not meet GECAL's prime underwriting criteria for 74 of GECAL's 400+ dealers located in Florida. The Company, using its own underwriting model, then approved or declined these submissions resulting in over $7,000,000 of lease volume during the test phase. The results of the program led to a permanent two-year agreement automatically renewable for successive one-year periods thereafter, which was executed on July 1, 1995. The program has been rolled-out to the balance of the GECAL's Florida dealers during a recent campaign completed on September 21, 1995. Early results indicate the volume of applications has significantly increased since the program has been made available to all Florida dealers.

      The Company and GECAL have also agreed to target North and South Carolina and Tennessee for the next roll-out phase. Planning began in October 1995, with the campaign to be completed by the second quarter of 1996. The long-term plan is to roll out the program in the entire southeast by December 1996.

      While not an exclusive arrangement, the Company believes it continues to be the only sub-prime company operating this program with GECAL in the southeast. There is no contractual agreement to this effect, however, and no assurance may be made that the Company would continue to be the only such arrangement with GECAL.

      Historically, GECC has not been active in the sub-prime market. The Company's arrangements with GECAL and GECC give GECAL the ability to offer customers of its dealerships a financing source through the Company to sub-prime borrowers which GECC does not generally offer directly. In addition, the arrangements give GECC access to the sub-prime market without GECC incurring the evaluation, credit and servicing risks generally associated with financing to sub-prime borrowers. This relationship with GECAL gives the Company access to GECAL's network of 1,500 dealerships in 11 southeastern states.

      The GECAL dealers with whom the Company has financed automotive loans and leases presently constitute approximately 8% of the Company's overall volume of loan and lease receivables. With the exception of Special Finance, Inc. ("SFI"), an auto finance broker that accounts for approximately 35% of the Company's loan and lease receivables, no single dealer or brokerage source presently accounts for more than 3% of the Company's aitomotive finance contracts.

      On August 1, 1995, the Company entered into a five (5) year option to purchase the assets of SFI (the "SFI Purchase Option"), during which term the Company has secured a right of first refusal to purchase all of the finance contracts acquired or originated by SFI. The option to purchase remains subject to management's evaluation of the transaction. Management is currently evaluating the economic benefits of exercising the SFI Purchase Option and to date has made no determination on the likelihood of whether or when such a purchase may occur, if at all. An election by the Company to purchase the business of SFI would require the Company to complete payment of the purchase price provided for in the SFI Purchase Option. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

      The Company also intends to pursue arrangements with other organizations such as dealership networks and credit unions as a means of expanding its dealer and consumer bases.

Securitization Program

      Although certain of the Company's automotive finance contracts may be held until maturity, the Company's business strategy is to periodically accomplish the pooling and sale of portfolios of loans and leases through securitization transactions.

      In securitization transactions, the Company transfers automobile loans to a newly formed securitization trust, which issues one or more classes of asset-backed securities. The asset- backed securities are simultaneously sold to investors. Periodically, collections of principal and interest on the loans are paid to holders of the related asset-backed securities by the Trustee. The Company continues to act as the servicer of the automobile loans held in the trust in return for a monthly servicing fee.

      A securitization transaction increases the Company's liquidity, provides for the redeployment of capital and reduces the risks associated with interest rate fluctuations. The Company applies the net proceeds from securitization transactions to reduce its outstanding warehouse facility, thereby making the warehouse facility available to fund the acquisition of additional automotive finance contracts.

      The Company currently plans to continue securitizing pools of loans, generally on a quarterly basis.

      Since December 1995, the Company has completed the sale of approximately $81 million of automotive loans in two privately placed securitization transactions. The transactions resulted in the issuance of asset-backed securities which received a rating of "A", "BBB" and "BB" by Duff and Phelps Audit Rating Company and Fitch Investors Services, L.P.

      Since December 1995, gains from the sale of loans in securitization transactions have provided a significant portion of the net income of the Company and are likely to continue to represent a significant portion of the Company's net income. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

Underwriting

      The Company purchases each contract in accordance with its underwriting standards and procedures. These underwriting procedures are intended to assess the applicant's ability to repay the amounts due and the adequacy of the vehicle as collateral. Each candidate for credit is required to complete and sign an application which lists assets, liabilities, income, credit and employment history, and other pertinent information. The Company has a staff of persons who provide underwriting services and conduct credit evaluations. Upon receipt of the credit application, the Company orders a credit bureau report on the applicant to document his or her credit history. The credit report presents a history of the applicant's credit performance and, if applicable, contains information on such matters as past-due credit, previous repossessions, prior loans charged off by other lenders, real estate liens or wage attachments, and bankruptcy. The application and credit report are given to one of the Company's underwriters for evaluation and tier placement.

      Conventional credit ratings divide credit risk into four tiers: "A", "B", "C" and "D". "A" credit represents the highest quality risk and "D" the lowest. "A" credit risk is associated with certain essential elements: excellent job and residence stability; an unblemished credit record with equivalent, seasoned high credit experience; very low debt-to-income ratio (under 30%). "B" credit risk lacks one or more of these essentials, but still reflects a good credit history and a debt-to-income ratio under 40%. "C" credit lacks two or more essentials; however, current credit may indicate non-serious past due payments and a debt-to- income ratio under 50%. "D" credit lacks two or more essentials, includes recent slow payments, may contain judgments, collection agency activity, discharged bankruptcy or previous repossession, and debt-to-income ratio at or above 50%.

      While traditional auto financing sources limit their risk to "A" borrowers, the Company believes that extending sub-prime credit based upon strict underwriting standards is prudent, with proper precautions and careful management. To mitigate risk, the Company:

      o     prices each category progressively higher.

      o     requires progressively larger down-payments.

      o requires considerably more client information for lower grades, for purposes of skip-tracing, etc.

      o initiates collection and repossession activity more quickly for lower grades.

      Upon completion of the credit analysis, the Company will decide whether to approve the applicant as stated and at which tier, decline the applicant, or conditionally approve the loan. A decision to decline an applicant may be based upon one or more of the following: failure to meet the Company's underwriting standards, debt-to-income ratios, payment-to-income ratios, loan-to-value ratios or the financing specialist's subjective judgment. Conditioning approval of the applicant involves amending the proposed terms of the contract in order to qualify the applicant according to the Company's guidelines. Typical areas that the Company might require to be amended include, but are not limited to, proving additional income, requiring a co-applicant, amending the length of the proposed term, requiring additional down-payment, substantiation of credit information and requiring proof of resolution of certain credit deficiencies as noted on the customer's credit history. Approved, declined or conditioned applicant decisions are promptly communicated to the dealership by phone and facsimile. Additionally, the applicant is informed of any credit denial or other adverse action by mail, in compliance with statutory requirements.

      The Company regularly reviews the quality of loans which it purchases and conducts internal reviews on a monthly basis in an effort to ensure compliance with its established policies and procedures. See "Asset Servicing and Collections."

Asset Servicing and Collections

      The Company has a staff engaged in contract servicing and performing collection services. The Company has expanded its collection and servicing staff to a level which provides for approximately 1 collector for every 500 contracts serviced. Management believes that the ratio of its collectors to contracts serviced compares favorably to industry averages.

      The Company's management team has extensive experience in consumer financing services and utilizes a state-of-the-art PC network-based computer system. Whether part of the origination process or routine monthly servicing, data is immediately available for evaluation and processing, providing speedy turnaround as a valuable tool for marketing to the Company's dealership network and maximizing the Company's cash flow from collections.

      The Company's servicing and collection activities include (i) conducting an initial telephone interview with customers; (ii) collection of payments;
(iii) accounting for payments received; (iv) customer relations and inquiries;
(v) perfection and maintenance of security interest in vehicles and other collateral; (vi) monitoring and investigation of delinquencies; (vii) tax reporting on accounts serviced; (viii) initiation and monitoring of repossession of vehicle; and (ix) disposition of vehicles upon lease termination.

      The Company's collections staff monitors all contracts and typically takes action within 24 hours of delinquency if the first payment is missed and within 48 hours if the payment missed is the second payment or thereafter, significantly earlier than is customary in the industry. The Company's policy permits contracts to be extended or revised payment schedules to be made on a case by case basis as determined by its experienced collections staff. Accounts that have not complied with the initial or revised collection program are turned over to outside agencies for repossession, generally after five to ten days of non-compliance with the revised agreement. Repossessed vehicles may be re-marketed through the participating dealer who originated the contract, or sold by the Company through wholesale auctions or re- marketed through the Company's used vehicle facility. See "Used Vehicle Operation." The Company's experience indicates that historically many repossessions are redeemed and the majority of these customers do not become delinquent again.

      The Company charges off delinquent accounts no later than after 150 days of delinquency, depending on the individual circumstances. Recovery of charge off balances begins with the Company's collection specialists. If results are not obtained within a reasonable time frame, the account is either turned over to a collection agency or an attorney for action, including wage garnishment, judgment and asset search.

      When a vehicle is repossessed and not redeemed by the customer in the prescribed time, the Company re-markets the vehicle. Vehicles in inventory are reviewed by management at the time of repossession and at that time written down to their fair market value, if necessary. The Company applies for insurance and extended warranty rebates, which are applied to the customer balance. A net loss is the difference between the net customer balance, adjusted for rebates, etc., and the net proceeds of the sale or re-lease of the vehicle. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

Used Vehicle Operation

      Sales of the Company's repossessed vehicles are conducted through PCSF, a wholly-owned subsidiary, at a retail sales facility located in Palm Beach County, Florida. Vehicles that are in retail condition are sold at this facility. All other vehicles are sold at auction or through automotive wholesalers. Retail sales operations at this location are conducted through a J.D. Byrider Systems, Inc. franchise pursuant to which the Company licenses the J.D. Byrider name, trademarks and business system.

      Management believes that the used car market is an expanding market and offers the Company an opportunity to enhance its vehicle financing opportunities, and to increase its recovery on vehicles.

Insurance Services

      The Company's wholly-owned subsidiary, NIS, is a full service insurance agency selling a variety of insurance products to the public as well as to the Company's customers. The staff of NIS verifies insurance at the time leases and loans are funded, assures that the customer maintains adequate insurance during the term of the contract, solicits the sale of other insurance products, and sells a package of insurance services to the Company's dealers. The Company has the ability to add insurance and bill its customer at any time during the contract. Insurance policies are issued through unaffiliated, major insurers with whom the Company has established brokerage agreements. Insurance commissions are earned as received from the insurer.

GAP Protection Plan

      The Company offers the debtor of a finance contract an opportunity to participate in the Company's guaranteed auto protection ("GAP") plan. In the event of an insurance loss, GAP Protection pays the Company the difference between the actual cash value protection afforded by the insurer and the customer balance due the Company, if any. The Company's risk in these situations is eliminated through reinsurance. The Company pays a flat premium per contract to unaffiliated major insurers to reinsure this risk.

Industry Overview - The Sub-Prime Credit Market

      The sub-prime credit market, upon which the Company's business currently focuses, is comprised primarily of individuals who are deemed by certain industry participants to be relatively high credit risks due to various factors, including, among other things, the manner in which they have handled previous credit, the absence or limited extent of their prior credit history, or their limited financial resources.

      The sub-prime credit market is highly fragmented and historically has been serviced by a variety of financial entities, including captive finance arms of major automotive manufacturers, banks, savings and loans, independent finance companies, small loan companies, industrial thrifts and leasing companies. Many of these financial organizations do not consistently solicit business in, or have withdrawn from, this credit market. The Company believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loans in this credit market. In many cases those organizations electing to remain in the auto finance business have migrated toward higher credit quality customers to allow reductions in their overhead cost structures. The Company believes that as a result, the sub-prime credit market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit.

      The Company's strategy is designed to capitalize on the market's lack of a major, consistent financing source. See "Business Strategy." The Company's business strategy capitalizes upon the overly broad classification of a great number of individuals as "sub-prime" borrowers. Many of these individuals, in the view of management, actually may be "prime" borrowers who by clerical categorization have been given "sub-prime" designations. The Company's management has substantial experience in the consumer finance field and, by virtue of that experience, has been successful in selecting and assessing the true credit categories of potential borrowers.

Business Strategy

      The Company's growth relies on the following strategies:

            o Emphasis on Dealer Service - Rapid Response Time. The Company is committed to service as the cornerstone of its growth strategy. Providing rapid response to credit application submissions has historically proven to be a key element for success in this industry. The Company also maintains and enhances dealer relationships through high levels of on-site training programs and continued sales assistance and dealer support.

            o Product Flexibility. The Company believes that its ability to offer sub-prime leases as well as sub-prime loans differentiates it from the competition. The Company also offers a total insurance package, including life, accident and health, GAP, auto, boat and homeowners.

            o Multi-tiered Credit. The Company believes its policy of extending credit to sub-prime borrowers utilizing strict underwriting guidelines for protection differentiates the Company from other competitors in the industry and provides a significant impetus for growth.

            o Expansion of Dealership Base in Existing Markets. The Company is aggressively pursuing additional dealer relationships within existing markets with dealers that meet the Company's criteria. Management believes existing markets can contribute to growth objectives without compromising credit underwriting standards.

            o Geographic Expansion. The Company intends to increase volume by hiring additional sales representatives in markets which meet its economic and demographic criteria, primarily in the southeastern United States, in the near term, with a view towards a national market in the long term.
                  See "Marketing."

            o Affinity Marketing. The Company plans to expand its financing activities through development of special programs aimed at credit unions, trade associations and affinity groups, such as gasoline credit card companies and special interest organizations.

            o Operating Efficiency. The Company will continue to enhance its systems and operations to further improve operating efficiencies in contract processing, servicing and dealer communications.

Marketing

      Dealers

      The Company's marketing efforts focus principally on dealer-related programs, dealership network arrangements and affinity marketing programs. These programs are directed at existing dealership networks, independent dealerships, credit unions and trade associations, among others. See "Contract Origination - Dealer Program" and "Business Strategy."

      The Company's marketing efforts are undertaken by a staff which includes a vice-president of sales, training manager, regional and area sales managers, and a dealer service representatives. The sales staff operates in particular geographic areas within Florida, Tennessee, North Carolina and South Carolina for a combination of salary and commission. In addition, the Company augments its in-house staff through exclusive agreements with companies operating in Louisiana, Georgia and Texas which provide the Company with additional sales representatives on an independent contractor basis. These representatives market the Company's services primarily through personal contacts and participating dealer referrals, which are augmented by the distribution of marketing materials and advertising in trade journals and industry-related publications. Pursuant to the Company's dealer arrangements, participating dealers engage in training sessions designed to increase the dealer's familiarity with the Company's evaluation and servicing procedures. See "Contract Origination - Dealer Program." The Company continues to increase its marketing efforts in conjunction with its focus on the indirect auto loan and lease market through the hiring of additional sales representatives. As part of its expanded marketing program, the Company has also entered into arrangements with companies which originate and broker finance contracts with markets in Georgia and Texas, whereby the Company has agreed to purchase loan receivables as originated by such companies which meet Company credit and origination guidelines. Through such arrangements the Company is able to increase its access to such markets without significantly increasing its staff.

      The Company's marketing program with GECAL offers yet another, indirect, avenue for purchase of auto leases. Sub-prime contracts presented to GECAL from its 1,500 southeastern dealers may be offered to the Company for purchase and, if accepted by the Company's underwriting standards, will be funded by GECC. This arrangement effectively allows GECAL to maintain its relationship with its dealership network while giving the Company access to dealers outside the Company's established territory. The Company intends to seek similar relationships with other dealer networks and affinity groups such as credit unions as a method of increasing its dealer and consumer bases.

      Geographic Expansion of Auto Finance Segment

      As of December 31, 1995, the Company had relationships with 909 dealers which have yielded finance contracts in the southeastern United States. Florida represents the Company's largest market for lease and loan receivables originated by participating dealers. Management estimates that there are approximately 1,100 dealers in Florida and approximately 5,600 dealers within the southeastern United States, which represents the Company's target market in the near term.

Competition

      Competition in the retail automobile financing industry is intense. Competitors include well-established financial institutions, such as banks, savings and loans institutions, small loan companies and credit unions, industrial thrifts, leasing companies as well as the major automobile manufacturers' captive finance companies such as Ford Motor Credit Corporation, Chrysler Credit Corporation and General Motors Acceptance Corporation. Many of these competitors have greater financial, technical and marketing resources than the Company. Furthermore, many of these competitors offer other forms of financing to dealers, including, but not limited to, vehicle floor plan financing and leasing. All of these competitors offer some degree of service to dealerships.

      Many of the larger banks, financial institutions and captive finance arms of automobile manufacturers have not consistently sought to do business in the sub-prime market. These organizations have traditionally elected to limit their activities to the higher credit quality customers. As a result, the sub-prime credit market tends to be primarily serviced by smaller and independent finance organizations.

      The Company's business strategy is designed to capitalize on the absence of consistent institutional sources of financing in the sub-prime market. The competition in the sub-prime market would be significantly increased should the large finance organizations seek to compete consistently in the sub-prime market.

Employees

      The Company employs personnel experienced in all areas of loan origination, documentation, collection and administration. As of December 31, 1995, the Company had approximately 200 full-time employees.

Government Regulation

      The Company's operations are subject to federal and state laws and regulations, including the Federal Consumer Credit Protection Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, FTC Preservation of Consumer Claims and Defenses Rule, Truth in Lending Act, Truth in Leasing Act, Equal Credit Opportunity Act,

FTC Credit Practices Rule, state insurance laws and state vehicle disposal laws. Consumer lending laws generally require licensing of the lender and adequate disclosure of loan terms and impose limitations on the terms of consumer loans and on collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the Company's business is conducted under licenses issued by individual states, and the Company is subject to periodic examination by the individual states. State licenses are generally revocable for cause. The Company believes that it is in compliance with all applicable laws and regulations, and maintains an internal compliance staff to stay abreast of changes in applicable law and to act as liaison between the Company and the various attorneys it has retained in each of the states in which it conducts its business.

ITEM 2. DESCRIPTION OF PROPERTIES.

      The Company's executive offices and operations occupy approximately 29,000 square feet of leased office space in The Uptown Office Park at 500 Cypress Creek Road West, Suite 590, Fort Lauderdale, Florida 33309 for which the Company pays an aggregate of base rent and common area maintenance of $52,300 per month pursuant to three leases, with annual increases of approximately 5%. The leases expire in 2002.

      The Company has entered into a lease for an additional 8,183 square feet in the same building for occupancy on or about April 1, 1996. The base rent on this space will be approximately $7,550 per month.

      The Company subleases approximately 2,300 square feet of its space to FTM, a former principal stockholder, for rent of $4,500 per month. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      The Company's lease agreements offer rights of first refusal on available space adjacent to the original offices, which the Company has used to accommodate the staff required for continued growth. There can be no assurance that any additional space will be available on terms favorable to the Company. Management believes that the Company's facilities are appropriate for its needs.

      The Company through PCSF leases a used car lot in Palm Beach County, Florida at a base rent of $11,500 per month. The lease expires December 31, 2000. See "Used Vehicle Operation."

ITEM 3. LEGAL PROCEEDINGS.

      The Company is the plaintiff in numerous collection matters, all of which are considered to be in the ordinary course of business and none of which, either individually or collectively, are likely to have a material adverse effect on the Company or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Prior to the Merger on November 30, 1994, virtually no trading of the Company's Common Stock had occurred since 1990. During December 1994, the Company's Common Stock began trading on the over-the-counter market through the OTC Bulletin Board under the symbol "NALF." In May 1995, the Company's Common Stock commenced trading on The NASDAQ National MarketSM under the same symbol.

      The following table sets forth the high and low market prices of the Common Stock for the period from December 1994 through December 1995.

1994                                High        Low
- - ----                                ----        ---
Fourth Quarter                     $ 9.75      $ 7.50
December 1994

1995                                High        Low
- - ----                                ----        ---
First Quarter                      $12.00      $10.30
Second Quarter                     $12.49      $10.50
Third Quarter                      $17.87      $11.97
Fourth Quarter                     $17.38      $ 9.75

The closing price on March 26, 1996 was $12.50.

      Records of the Company's stock transfer agent indicate that as of March 26, 1996, the Company had 145 holders of record of its Common Stock. Since a number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has substantially more beneficial owners of its stock than indicated above. To date, the Company has been unable to accurately ascertain this information.

      From inception through November 30, 1994, NAL as the predecessor to the Company paid dividends of $1,069,460. No dividends had been paid by COFVI, nor have there been any dividends paid by NAL following the Merger. The payment of dividends is not contemplated in the foreseeable future. The payment of future dividends will be directly dependent upon the earnings of the Company, its financial needs and other similarly unpredictable factors. Earnings are expected to be retained to finance and develop the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS.

      The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Report.

Background

      NAL commenced operations during June 1991 as a specialized finance company for the purpose of engaging in consumer finance transactions involving the origination, purchase, remarketing and servicing of consumer and mortgage loans and auto lease receivables.

      Because of the opportunities presented by the insolvency and reorganization of many financial institutions at the time, from inception through the second quarter of 1994 the Company's principal activities involved the bulk purchase and servicing of seasoned portfolios of consumer and mortgage loans and auto lease receivables that had been administered by the RTC or FDIC.

      In response to the decreasing availability of seasoned portfolios, since the second quarter of 1994 the Company's principal focus has shifted to other segments of the consumer finance industry, particularly auto finance. Although opportunistic purchases of seasoned portfolios may still be considered by management, the Company's primary business since June 1994 has been the acquisition and servicing of automotive leases and loans originated by dealers in connection with sales or leases to persons with sub-prime credit. While certain of the Company's loans and leases may be held until maturity, the Company intends to periodically attempt the pooling and sale of portfolios of loans and leases through securitization transactions. See "Liquidity and Capital Resources - Securitization of Loans."

      The Company became publicly held by virtue of the Merger with COFVI on November 30, 1994. COFVI had been an inactive public company at the time of the Merger. Since, as a result of the Merger, the historic stockholders of NAL acquired a controlling interest in COFVI, the Merger has been accounted for as a "reverse acquisition". Accordingly, for financial statement presentation purposes, NAL is viewed as the continuing entity and the related business combination is viewed as a recapitalization of NAL, rather than an acquisition by COFVI.

      In conjunction with the Merger, COFVI changed its name to "NAL Financial Group Inc."

Results of Operations

Year Ended December 31, 1995 compared to Year Ended December 31, 1994

      The Company reported net income of $2,797,000 or $.45 per share for the year ended December 31, 1995. This compares to net income of $394,000 or $.07 per share for the year ended December 31, 1994. Net income for 1995 included a non-cash charge to income of $280,000 for the release of shares held in escrow pursuant to the Merger in November 1994. Operating income, excluding this charge, was $3,077,000 or $.50 per share.

      The increase in net income was due to the Company's success in significantly increasing its portfolio of automotive finance contracts during 1995. Contracts acquired during the year ended December 31, 1995 totalled $165,697,000 compared to $31,319,000 for the year ended December 31, 1994. This increase positively affected the Company's earnings and was reflective of the Company's success in the establishment and continuous expansion of its network of automobile dealerships participating in the Company's financing programs. As a result, the Company's results of operations for the year ended December 31, 1995 principally reflected net interest income, rental income and fees earned on its expanded portfolio of sub-prime automotive finance contracts. The results of operations for the year ended December 31, 1994 principally reflected interest income and purchase discount accretion earned on bulk purchased portfolios and gains from the sale of these portfolios. Purchase discount accretion reflected the increase in the value of the Company's portfolios of consumer and mortgage loans as they approached maturity.

      The following table presents the principal components of the Company's net income for the years ended December 31, 1995 and 1994:

================================================================================
                                                  YEAR ENDED DECEMBER 31
                                                         ($000's)
- - --------------------------------------------------------------------------------
                                           1995            1994          CHANGE
- - --------------------------------------------------------------------------------
Net Interest Income                         $ 8,318       $ 3,430       $ 4,888
Provisions for Credit Losses                 (2,762)         (573)       (2,189)
Gains on Sales of Contracts
  and Other Income                            7,252         2,745         4,507
Operating and Other Expenses                 (8,085)       (4,945)       (3,140)
- - --------------------------------------------------------------------------------
Income Before Income Taxes                    4,723           657         4,066
Provision for Income Taxes                   (1,926)         (263)       (1,663)
- - --------------------------------------------------------------------------------
Net Income                                  $ 2,797       $   394       $ 2,403
================================================================================

      Net Interest Income

      During 1995, the Company's net interest spread rate, or the difference between the effective rate earned on interest-earning assets and the effective rate paid on interest-bearing borrowings, decreased 3.20%, from 12.80% to 9.60%, when compared to the same period of the preceding year. This decrease was due primarily to a 1.89% decrease in the effective rate earned on interest earning assets, from 22.53% to 20.64%, accompanied by an increase in the Company's effective cost rate from 9.73% to 11.04%, or 1.31%.

      The decrease in the net interest spread rate in 1995 was primarily attributable to, among other things, a decrease in purchase discount accretion from $2,065,000 in 1994 to $654,000 in 1995 and an increase in the average effective cost rate associated with the Company's outstanding indebtedness which can be attributed to the increased cost of borrowing associated with the subordinated debentures issued by the Company during 1995.

      Although the net interest spread rate earned in the current period on automotive finance contracts is less than the net interest spread rate earned in prior periods on bulk purchased portfolios, the increase in volume of automotive finance contracts originated during 1995 more than offsets the decrease in net interest spread rate and resulted in a positive contribution to earnings when comparing 1995 to 1994.

      The effects of these factors upon the Company's net interest income are reflected within the following table:

                       Effective Yield Earned/
                            Rate Paid               Average Balance       Interest Income/Interest Expense      Change Due to
                       -----------------------      ---------------       --------------------------------      -------------
                       1995   1994   Change      1995     1994    Change      1995     1994     Change      Rate    Volume   Total
                       ----   ----   ------      ----     ----    ------      ----     ----     ------      ----    ------   -----
Finance Contracts     20.64%  22.53%  -1.89%    $75,957  $23,917  $52,040    $15,680  $ 5,387   $10,293   ($1,436)  $11,729  $10,293
Borrowing             11.04%   9.73%   1.31%     66,668   20,109   46,559      7,361    1,957     5,404       873     4,530    5,404
                      -----    ----    ----      ------   ------   ------      -----    -----     -----       ---     -----    -----

Net Interest Spread    9.60%  12.80%  -3.20%                                 $ 8,319  $ 3,430   $ 4,889   ($2,309)  $ 7,198  $ 4,889
                      =====   =====    ====                                  =======  =======   =======   =======   =======  =======

Net Interest Margin   10.95%  14.34%  -3.39%
                      =====   =====    ====


      Given existing market rates of interest, management expects that the effective yields earned on automotive finance contracts will remain relatively stable within the short-term. Net interest income in the future will be dependent upon, among other things, the effective rate paid on the Company's borrowings as well as the volume of originated finance contracts.

      To a large extent, the Company's ability to support its growth in the rate of the acquisition and origination of automotive finance contracts in the future will depend upon, among other things: (i) continued expansion of the Company's program with dealers and other sources of auto loans and leases (see "ITEM 1. DESCRIPTION OF BUSINESS - Dealer Program"); (ii) maintaining and enforcing the implementation of underwriting guidelines relative to credit decisions which are intended to result in reduction in delinquency experience and credit losses; and
(iii) the availability of adequate sources of capital (on terms and at rates that provide an acceptable interest spread) from which to finance the growth of the Company's business.

      Provision for Possible Credit Losses

      The provision for possible credit losses which totalled $2,762,000 for the year ended December 31, 1995, reflects an increase of $2,189,000 over the amount of $573,000 reported for 1994. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred in connection with the acquisition of new automotive finance contracts during 1995. See "Net Credit Loss Experience."

      During the fourth quarter of 1995, management elected to discontinue the accretion to earnings of the purchase discount considered necessary to absorb future credit losses and instead allocate this amount to the Company's reserve available for credit losses. Management believes that this decision, although not totally eliminating the need for future provisions, will ultimately result in lower provisions for credit losses on purchased contracts.

      Management periodically reviews the adequacy of the reserve for credit losses and considers whether the level of reserve is sufficient to cover any losses of the carrying value of the collateral pledged for the finance contracts, an analysis of the equity invested in the collateral by the borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with dealers or other sellers of contracts and portfolios.

      Gains on Sales of Contracts and Other Income

      Gains on sales of loans totalled $2,292,000 during the year ended December 31, 1994 compared to $4,601,000 for the year ended December 31, 1995. Sales during 1994 consisted primarily of loan pools which had been purchased at discounts and sold within a short period after purchase. During 1995, the Company completed its first securitization transaction whereby the Company pooled approximately $40 million of its portfolio of originated automobile loans for sale in a privately-placed transaction. This sale resulted in a gain of approximately $4.1 million during the fourth quarter.

      The Company completed its second securitization transaction during the first quarter of 1996 and expects that a significant portion of its net income for that quarter will be attributable to that transaction. Gains from the sale of loans in securitization transactions have provided a significant portion of the net income of the Company during the fourth quarter of 1995 and the first quarter of 1996, and are likely to continue to represent a significant portion of the Company's net income during all periods in which securitization transactions are undertaken.

      Fee and other income increased $2,197,000 from $454,000 during the year ended December 31, 1994 to $2,651,000 during the year ended December 31, 1995, due primarily to the commissions earned by the Company's insurance brokerage services from placing insurance policies and late fees charged on the portfolio of automotive loans and leases. Other income also includes approximately $400,000 of gross profit on the sale of vehicles through the Company's retail sales facility for the year ended December 31, 1995.

      Operating and Other Expenses

      Operating and other expenses increased $3,140,000 to $8,085,000 during the year ended December 31, 1995 from $4,945,000 during the year ended December 31, 1994, due primarily to increased overhead and costs associated with the Company's automotive contract financing business. This increase was attributable to, among other things, an increase in compensation and employee benefits paid due to an expansion of the Company's work force. Additional personnel were hired to assist with underwriting, collecting and servicing of the Company's expanding portfolio of automotive contracts. This increase was also attributable to an increase in depreciation and amortization as the Company continued to build its infrastructure in order to meet the needs of a growing organization and asset base. As a percentage of average total portfolio being serviced by the Company during the year, operating and other expenses decreased to 8.16% in 1995 from 14.33% in 1994.

      Management expects that operating expenses will continue to increase as the size of its portfolio of automotive finance contracts increases. However, management does not expect that the rate of growth of these expenses will be proportionate with the rate of growth of the Company's revenues or the increase in its automotive finance contracts.

Year Ended December 31, 1994 compared to Year Ended December 31, 1993

      The Company reported net income of $394,000 or $.07 per share for the year ended December 31, 1994. This compares to net income of $471,000 or $.08 per share for the year ended December 31, 1993.

      The results of operations for the year ended December 31, 1994 and December 31, 1993 principally reflected interest income and purchase discount accretion earned on bulk purchased portfolios and gains from the sales of these portfolios.

      The following table presents the principal components of the Company's net income for the years ended December 31, 1994 and 1993:

================================================================================
                                                  Year Ended December 31
                                                         ($000's)
- - --------------------------------------------------------------------------------
                                           1994            1993           Change
- - --------------------------------------------------------------------------------
Net Interest Income                           $ 3,430       $ 4,365        (935)
Provisions for Credit Losses                     (573)         --          (573)
Gains on Sales of Contracts
  and Other Income                              2,745         1,956         789
Operating and Other Expenses                   (4,945)       (5,516)        571
- - --------------------------------------------------------------------------------
Income Before Income Taxes                        657           805        (148)
Provisions for Income Taxes                      (263)         (334)         71
- - --------------------------------------------------------------------------------
Net Income                                    $   394       $   471       $ (77)
================================================================================

      Net Interest Income

      During the year ended December 31, 1994, the Company's net interest spread rate decreased 2.64%, from 15.44% to 12.80%, when compared to the preceding year. This decrease was primarily due to a 4.53% decrease in the effective rate earned on interest-earning assets from 27.06% to 22.53%. The decrease in the earnings rate was offset by a decrease in the Company's effective cost rate from 11.62% to 9.73%, or 1.89%. The decrease in the effective earnings rate was attributable to a decrease in interest income and purchase discount accretion.

      Interest income from loans and direct finance leases decreased $1,049,000, or approximately 24%, from $4,371,000 in 1993 to $3,322,000 in 1994. Although total loans and leases outstanding at December 31, 1994 of $29,984,000 exceeded that outstanding at December 31, 1993 of $24,038,000, the average balance outstanding during 1994 was less than that for 1993. During 1994, the average balance of total loans and leases decreased approximately 12%, from $27,093,000 in 1993 to $23,917,000 in 1994. Although the Company acquired $41,027,000 of new leases and loans during 1994, these acquisitions occurred primarily in the last two quarters of the year. During 1994, the Company received principal payments on its portfolios totalling $23,640,000, and sold loans with a total book value of $11,963,000.

      The decrease in purchase discount accretion, from $2,959,000 in 1993 to $2,065,000 in 1994, reflected the maturing during 1994 of discounted portfolios previously purchased by the Company, which were replaced in 1994 with acquisitions of bulk-purchase portfolios and loan and lease originations which did not have as large an amount of purchase discount as realized in the past, and with the purchase of the two under-performing portfolios which were partially accounted for using the cost recovery method.

      Interest expense decreased from $2,966,000 in 1993 to $1,957,000 in 1994. This decrease corresponded to a decrease in the average balance of participations and notes payable, from $25,522,000 in 1993 to $20,109,000 in 1994, consistent with the decrease in the average balance of loans and lease receivables outstanding during the year. In addition, during 1994, the Company realized a full year's benefit of the refinancing of its participations in 1993, together with benefits of obtaining less expensive financing for new loan purchases and originations.

      The effects of these factors upon the Company's net interest income are reflected within the following table:

                       Effective Yield Earned/
                            Rate Paid               Average Balance       Interest Income/Interest Expense      Change Due to
                       -----------------------      ---------------       --------------------------------      -------------
                       1994   1993   Change      1994     1993    Change      1994     1993     Change      Rate    Volume   Total
                       ----   ----   ------      ----     ----    ------      ----     ----     ------      ----    ------   -----


Finance Contracts    22.53%  27.06%  -4.53%    $23,917  $27,093  ($3,176)    $5,387    $7,331   ($1,944)  ($1,083) ($ 860)  ($1,943)
Borrowing             9.73%  11.62%  -1.89%     20,109   25,522   (5,413)     1,957     2,966    (1,009)     (380)   (628)   (1,008)
                      ----   -----    ----      ------   ------   ------      -----     -----    ------      ----    ----    ------

Net Interest Spread  12.80%  15.44%  -2.64%                                  $3,430    $4,365    ($  35)   ($ 703) ($ 232)  ($  935)
                     =====   =====    ====                                   ======    ======    ======    ======  ======   =======

Net Interest Margin  14.34%  16.11%  -1.77%
                     =====   =====    ====

      Provision for Possible Credit Losses

      During 1994, the Company recorded a provision for loan losses of $573,000. This provision was due primarily to two factors: the settlement during the year of several delinquent loans previously purchased as part of performing loan packages, and the determination during the year of the portion of the purchase price of two underperforming portfolios acquired during 1994 deemed not collectible.

      Management periodically reviews the adequacy of the reserve for loan losses and considers whether the level of the reserve is sufficient to cover any losses of the carrying value of its existing portfolios. This review includes an evaluation of the value of the collateral pledged for the loans and leases receivable, an analysis of the equity invested in the collateral by borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with the sellers of portfolios.

      Prior to 1994, the Company's portfolio acquisitions consisted primarily of performing loans and leases which were acquired at discounted prices. The Company's experience with these portfolios was that, in general, it recovered its discounted investment in the portfolios through diligent collection efforts. Accordingly, based on management's review, no additional provision for losses was considered necessary for 1993.

      During the last quarter of 1994, management was able to fully evaluate the collectibility of the two underperforming portfolios acquired during the earlier part of 1994. This evaluation determined that the purchase cost of several of the loans would not be fully collectible, and, under generally accepted accounting principles, the portion deemed uncollectible was charged off. However, management expects that the collections from each of the two portfolios taken as a whole will exceed their respective total purchase costs. These portfolios are being amortized on a cost-recovery basis.

      Gains on Sales of Loans and Other Income

      Gains on sales of loans increased from $1,925,000 in 1993 to $2,292,000 in 1994. During 1994, the Company sold loan portfolios with a book value of $11,963,000, which compares to sales during 1993 of loans with a book value of $6,527,000.

      Gains on mortgage loan sales to correspondents decreased from $206,000 in 1993 to none in 1994, reflecting the decision by the

Company to cease operations of its mortgage origination business in order to concentrate on the automobile finance business.

      Other income increased $410,000, due primarily to an increase in late fee income of $177,000, due to fees collected primarily from the underperforming portfolios, and commission income of $47,000 from the Company's insurance brokerage activities.

      Operating and Other Expenses

      Operating and other expenses decreased $55,000 from $5,000,000 during the year ended December 31, 1993 to $4,945,000 during the year ended December 31, 1994, due primarily to a decrease in servicing expense. Servicing expense decreased from $320,000 in 1993 to $80,000 in 1994, resulting from the Company's decision to transfer the data processing function for servicing its portfolios from an outside service bureau to an in-house system. This transfer was made to enhance the efficiency of the Company's operations and to reduce its operating expenses. This transfer did not have a material effect on the liquidity and capital resources of the Company, nor did it have a material effect on the results of operations.

      Other operating expense categories increased $297,000, due primarily to increased overhead and sales costs incurred in establishing the Company in its new business focus.

Delinquency Experience

      The following table summarizes delinquency experience on total finance contracts owned by the Company, as well as automotive finance contracts serviced for others, at December 31, 1995 and 1994:

                                                   1995                        1994
                                                   ----                        ----
                                          Dollars       Contracts      Dollars     Contracts
Total finance contracts serviced       $145,936,162      13,337      $33,165,177      3,560
                                       ============      ======      ===========      =====
Delinquencies:

60-89 days delinquent:
   Automotive finance contracts           3,916,286         395          111,515         13
   Other finance contracts                  202,097           9          103,451          6
                                          ---------         ---          -------         --
Total finance contracts serviced          4,118,383         404          214,966         19
                                          =========         ===          =======         ==

90 days or more delinquent:
   Automotive finance contracts           2,789,773         272          106,377         13
   Other finance contracts                  948,031          25          316,881         14
                                          ---------         ---          -------         --
Total finance contracts                   3,737,804         297          423,258         27
                                          =========         ===          =======         ==

Total 60 days or more delinquent:
   Automotive finance contracts           6,706,059         667          217,892         26
   Other finance contracts                1,150,128          34          420,332         20
                                       ------------         ---      -----------         --
Total finance contracts                $  7,856,187         701      $   638,224         46
                                       ============         ===      ===========         ==

      The following table summarizes delinquency experience on total finance contracts as a percent of gross servicing portfolio outstanding at December 31, 1995 and 1994:


                                                           1995                           1994
                                                           ----                           ----
                                                  Dollars       Contracts        Dollars         Contracts
60-89 day delinquencies as a percent of:
  Automotive finance contracts                     2.68%           2.96%           0.34%           0.37%
  Other finance contracts                          0.14%           0.07%           0.31%           0.16%
                                                   ----            ----            ----            ----
Total finance contracts                            2.82%           3.03%           0.65%           0.53%
                                                   ====            ====            ====            ====

90 Day or more delinquencies as a percent of:
  Automotive finance contracts                     1.91%           2.04%           0.32%           0.37%
  Other finance contracts                          0.65%           0.19%           0.96%           0.39%
                                                   ----            ----            ----            ----
Total finance contracts                            2.56%           2.23%           1.28%           0.76%
                                                   ====            ====            ====            ====

Total delinquencies over 60 days as a percent of:
  Automotive finance contracts                     4.60%           5.00%           0.66%           0.73%
  Other finance contracts                          0.78%           0.26%           1.27%           0.56%
                                                   ----            ----            ----            ----
Total finance contracts                            5.38%           5.26%           1.93%           1.29%
                                                   ====            ====            ====            ====

      Delinquency for 1995 excludes four under-performing, bulk- purchase portfolios acquired during 1994 and accounted for using a cost recovery method whereby income is recognized only for the excess of collections received over the purchase price basis of the loans. At December 31, 1995, principal balance and book balance of these portfolios amounted to $3,326,933 and $1,954,979, respectively. Delinquency for 1994 excludes two under-performing, bulk purchase portfolios acquired during the year with principal balance and book balance amounting to $2,270,556 and $897,150, respectively, at December 31, 1994.

      The historic delinquency experience of the Company identified in the chart provided above through December 31, 1994 was accumulated during periods in which the Company's business focused principally upon the bulk purchase and servicing of portfolios of mortgage, lease and consumer receivables. In view of its recent shift to the automotive finance business, the Company's past delinquency experience may not be indicative of future results. At December 31, 1994, the dollar amount of the Company's portfolios consisted of approximately 76% of new contracts originated through its sub-prime credit program and 24% of previously acquired bulk purchase portfolios. At December 31, 1995, the Company's portfolios consisted of 95% of new contracts originated and 5% of previously acquired bulk purchase portfolios. Management expects that future delinquency rates for sub-prime automobile leases and loans will differ from that experienced for bulk-purchase portfolios.

      The Company has prepared analyses of its automotive finance contracts, based on its own credit experience and available industry data, to identify the relationship between contract delinquency and default rates at the various stages of a contract's repayment term. The results of these analyses suggest that the probability of a contract becoming delinquent or going into default is highest during the "seasoning period" which begins 3 to 4 months, and ends 12 to 14 months, after the origination date. The Company believes that the increase in the over 60 days delinquency percentage of number of contracts from 1.29% at December 31, 1994 to 5.26% at December 31, 1995 is primarily the result of an increase in the percentage of automotive finance contracts in the "seasoning period," rather than any change in the underlying average credit characteristics of the Company's portfolio.

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

      The Company's collections staff monitors the contracts and typically takes action within 24 hours of delinquency if the first payment on a contract is missed, and within 48 hours if the second or subsequent payment is missed, and generally repossesses the automobile within 20 days of any uncured delinquency. While average periods of delinquency may decrease, actual results of operations will only be enhanced provided the Company's net credit loss experience does not deteriorate. See "Net Credit Loss Experience."

Net Credit Loss Experience

      A reserve for credit losses has been maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the portfolios. Management's periodic evaluation is based upon an analysis of the portfolios, historical loss experience, current economic conditions and other relevant factors. Future adjustments to the reserve may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

      The following table summarizes charge-off experience, net of recoveries from carrying value, on total finance contracts owned by the Company, as well as automotive finance contracts serviced for others by the Company, for the years ended December 31, 1995 and 1994.

                                                 1995                  1994
                                                 ----                  ----

Principal Outstanding                      $   148,449,537       $   35,435,733
Average principal outstanding                   91,942,635           32,645,108

Net losses:
  Automotive finance contracts             $     2,730,072       $         --
  Other finance contracts                          431,834              544,952
                                           ---------------       --------------
Total net losses                           $     3,161,906       $      544,952
                                           ===============       ==============

Net losses as a percent of ending
finance contracts serviced:
  Automotive finance contracts                       1.84%                --
  Other finance contracts                            0.29%                1.54%
                                           ---------------       --------------
Total net losses                                     2.13%                1.54%
                                           ===============       ==============

Net losses as a percent of average
finance contracts serviced:
  Automotive finance contracts                       2.97%                --
  Other finance contracts                            0.47%                1.67%
                                           ---------------       --------------
Total net losses                                     3.44%                1.67%
                                           ===============       ==============

      Due to the limited historical experience reflecting results of the Company's program of auto loan and lease acquisitions, management is continuously assessing the level or extent of future credit losses. Credit losses in the future will be dependent on the Company's credit criteria, advance rates in relation to the value of the secured automobiles, and the value received from the disposition of any repossessed automobiles in relation to the outstanding balance of the lease or loan. However, management believes that its policy of underwriting contracts on an individual basis, the effectiveness of its collection efforts, and its knowledge of collateral values and of the industry will contribute positively to the Company's charge-off experience. Management also anticipates that the operation of the Company's sales lot will improve charge-off experience by reducing the losses realized upon the disposition of repossessed automobiles.

Liquidity and Capital Resources

      Current Operations

      The Company's business requires substantial cash to support its growth in the rate of acquisition and origination of automotive finance contracts. The following chart presents the growth in both the number and dollar amount of contracts acquired since June 1994.

=============================================================================================
                                                  Quarter Ended
- - ---------------------------------------------------------------------------------------------
                       June    September  December    March    June     September  December
                       1994    1994       1994        1995     1995     1995       1995
- - ---------------------------------------------------------------------------------------------
Contracts Acquired     $3.26   $7.12      $14.76      $29.66   $34.79   $43.97     $50.61
($ in millions)
- - ---------------------------------------------------------------------------------------------
Number                 423     848        1,490       2,657    2,889    3,524      3,965
=============================================================================================

      As a general matter, the Company finances the acquisition of its automotive finance contracts by drawing against its available lines of credit and warehouse facilities. Under the terms of these facilities, funding is provided between 80 to 90% of the acquisition price of the contracts. Accordingly, the Company must secure the remainder of the acquisition price from equity or other funding sources.

      As the rate of growth of contract acquisition continues to increase, the Company must secure additional equity or other sources to fund these requirements. The Company's growth, therefore, is governed by its ability to gain access to additional financing sources. The Company's growth during the year ended December 31, 1995 has been facilitated by its ability to successfully complete private placements of debt and equity securities and gain access to increasing sources of financing.

      During 1995, the Company had secured its principal sources of working capital through senior indebtedness comprised of a series of debt participation interests, revolving lines of credit, and a repurchase facility, as well as subordinated junior indebtedness consisting of unsecured subordinated debentures and advances from an officer, and the proceeds from the sale of shares of common stock in a private placement transaction.

      As of December 31, 1995, the respective balances due under the Company's outstanding indebtedness were as follows:

Senior Indebtedness:

      Lines of Credit and Warehouse
        Facility.................................................. $33,429,000

      Debt Participation Interests.................................$42,381,000

Subordinated Indebtedness:

      Private Placement of Convertible
      Subordinated Debentures
            Issued:                        $21,325,000
            Less: Converted to Common Stock (8,260,000)............$13,065,000
      Unsecured Advances............................................$2,919,000


      Lines of Credit, Warehouse Facilities and Debt Participations

      In March 1993, the Company entered into a $20,000,000 three-year revolving credit facility with Congress Financial Corporation (the "Congress Credit Facility") which has recently been extended until March 1997. The Congress Credit Facility bears interest at 2% over the prime rate of CoreStates Bank, N.A. (10.75% at December 31, 1995), payable monthly, and is secured by certain lease contracts receivable and consumer and mortgage loans receivable. As of December 31, 1995, the Company had no advances outstanding and had an available borrowing base of $20,000,000 under the Congress Credit Facility for the financing of additional loan and lease portfolio purchases which meet certain credit guidelines established by Congress, in its sole discretion.

      During February 1994, the Company entered into a $5,000,000 one-year revolving credit facility with GECC (the "GECC Credit Facility"). In September 1994, the GECC Credit Facility was increased to $10,000,000. The GECC Credit Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease contracts receivable and consumer and mortgage loans receivable. In March 1995, the GECC Credit Facility available line was increased to $25,000,000 and at December 31, 1995, the Company had drawn down approximately $21,844,000 under the facility. The GECC Credit Facility is automatically renewed annually unless GECC provides the Company with notice of termination 90 days prior to such renewal.

      During September 1995, the Company entered into a $50 million repurchase facility (the "Repurchase Facility") with an additional lending institution (the "Lender"). Under the terms of the Repurchase Facility, the Lender purchases loan and lease contracts receivable from the Company at approximately 90% of the outstanding principal balance. These advances are accounted for as financing transactions characterized as borrowings. The Company repurchases the receivables from the Lender at approximately 90% of the outstanding principal balance at the time of repurchase plus a premium for accrued interest at a rate of 2.25% over 30 day LIBOR. The Repurchase Facility also provides that if the market value of contracts sold to the Lender (market value being determined by an independent third party) is less than the Lender's margin amount (market value multiplied by the advance rate), the Lender may require the Company to transfer money or additional contracts to the Lender until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Repurchase Facility is for one year, automatically renewable for an additional year. At December 31, 1995, the Company had $11,585,000 outstanding under the Repurchase Facility.

      The Company intends to use the Repurchase Facility to fund additional growth in loan and lease receivables with the intent to eventually pool and securitize these receivables. Towards that end, during the fourth quarter of 1995, the Company completed the sale of approximately $40 million of automotive loans in a privately-placed securitization transaction. The proceeds from the transaction were used to pay down the Repurchase Facility, thereby making the Repurchase Facility available to fund acquisitions of additional automotive contracts. See "Securitization of Loans."

      The Repurchase Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million dollars, prohibition upon debt to equity ratio in excess of 8 to 1, and the maintenance of certain loan portfolio performance criteria. For the purpose of the Repurchase Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At December 31, 1995, the Company was in compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

      An event of default is also deemed to occur under the Repurchase Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers) or if the Company is unable to securitize at least $250 million of loans over a two-year period, with at least $100 million securitized in any 365-day period.

      The Congress Credit Facility and the GECC Credit Facility are also subject to certain financial and operational covenants that are not inconsistent with those imposed under the Repurchase Facility.

      Since inception, the Company has secured a significant amount of its working capital through debt participation interests. As of December 31, 1995, the Company had an existing series of borrowings under participation arrangements outstanding with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $41,845,000. Approximately $40.6 million of the Fairfax financing has been utilized to acquire automotive finance contracts. These amounts are subject to interest at prime plus 2.5% fixed at the time of the financing. The remaining approximately $1.2 million of the Fairfax financing has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%.

      In general, under the terms of the participation agreements, principal payments on the agreements are tied to the payments received from the secured contracts and loans receivable. Interest is due monthly. Proceeds received from contracts financed by Fairfax are first paid to Fairfax to the extent of any unpaid principal and interest due on the participations. Thereafter, proceeds are allocated to a reserve account until certain balances are achieved and the remainder is paid to the Company.

      Under the Company's participation agreements, collections received from loans securing the participations are deposited into restricted, trust bank accounts pending distributions to participation holders. Distributions generally are disbursed to participants once each month for the previous month's collections.

      Distributions under some participation agreements with Fairfax include deposits of a portion of the collections into segregated, interest-bearing reserve accounts held for the benefit of the Company at Fairfax. These reserve accounts are returned to the Company once the principal balances under the participation agreements are reduced to certain levels.

      The balances of the trust account pending settlement with participants and the balance of the reserve accounts on deposit with Fairfax are reflected on the Company's balance sheet as Restricted Cash.

      Private Placement of Convertible Subordinated Debentures,
      Warrants and Common Stock

      The Company has secured a significant component of its working capital through the private placement of debt and equity securities. During the fourth quarter of 1994, the Company raised approximately $8,298,000 (net proceeds of $7,723,000), in a private placement transaction of 1,549,667 shares of its Common Stock in conjunction with the Merger. Also during the period from April 1995 through December 31, 1995, the Company completed the offering and sale in private placement transactions of $21,325,000 of 9% Convertible Subordinated Debentures (the "Debentures") and 1,961,125 Common Stock Purchase Warrants (the "Warrants"), as well as 176,500 shares of its common stock which yielded net proceeds of $2,100,950. During January 1996, the Company completed the sale of $2.5 million of additional Debentures and 175,000 Warrants.

      Through December 31, 1995, an aggregate of $8,260,000 principal amount of the Debentures was converted into 930,519 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) in accordance with the following table:

Principal Amount(1)                               Conversion Price
- - -------------------                               ----------------

$4,140,000....................................    Lower of: (i) $9.00; or (ii)
                                                  75% of average closing bid
                                                  price upon conversion.

$8,425,000....................................    Lower of: (i) $11.00; or (ii)
                                                  85% of average closing bid
                                                  price upon conversion.

$3,000,000....................................    $12.50
- - ----------

$15,565,000
===========

- - ----------------
(1) As of March 29, 1996
- - ----------------


      Once the stock achieves the trading prices identified in the table provided below, the Company has the right to serve notice of the redemption of the Debentures for the principal amount thereof (together with accrued interest). A notice to redeem would likely yield conversion of the Debentures (since the average trading price of the stock necessary to redeem would yield a greater profit to the Debenture holders upon a conversion rather than a redemption).

Principal Amount(1)                               Redemption Price
- - -------------------                               ----------------

$4,140,000(2).................................    $15

$6,425,000....................................    $18

$5,000,000....................................    $25
- - ----------

$15,565,000
===========

- - -------------------------------
(1)   As of March 29, 1996

(2)   $3,750,000 of the Debentures are not subject to a call for redemption, in which event, however, the Debentures become non-interest bearing.
- - -------------------------------

      The respective maturity dates of the Debentures are identified in the following table:

Principal Amount(1)                               Maturity Date
- - -------------------                               -------------

$1,140,000....................................    April 1996

$3,000,000....................................    September 1996

$2,500,000....................................    November 1996

$3,425,000....................................    December 1996

$3,000,000....................................    July/August 1998

$2,500,000....................................    January 1999
- - -----------

$15,565,000
===========

- - ----------------
(1) As of March 29, 1996
- - ----------------



      Although management is optimistic that a substantial number of the remaining Debentures will be subject to conversion prior to their maturity, a possibility exists that the Company could be required to allocate liquidity and capital resources to the retirement of these Debentures.

      The Warrants entitle the holders thereof for a period of three (3) years to purchase shares of Common Stock at exercise prices identified in the table provided below.

Warrants(1)                                       Exercise Price
- - --------                                          --------------
                                                  Per Share/Aggregate
                                                  -------------------

1,360,000.....................................    $9.00/$12,240,000

12,500........................................    12.00/$150,000

50,000........................................    $12.30/$615,000

350,000.......................................    $14.00/$4,900,000

363,625.......................................    $15.00/$5,454,375
- - --------                                                 ----------

2,136,125.....................................    $23,359,375
==========                                        ===========


- - ----------------
(1) As of March 29, 1996
- - ----------------


      The Warrants also contain features that permit redemption (at $.001 per Warrant) based upon average trading prices of the Company's Common Stock between $15.00 and $25.00. Any call for redemption would have the likely effect of causing the exercise of the Warrants.

      There can be no assurances that a material number of the Warrants will be exercised in the near term, if at all, or that the trading price of the Company's Common Stock will, in the near term, be sufficient to permit a redemption of the Warrants.

      The Company has granted certain registration rights to the holders of the Debentures and the Warrants. Pursuant to these rights, the Company has agreed to include the resale of up to approximately 2.9 million shares, issuable, if at all, upon the conversion of the Debentures and the exercise of the Warrants in a registration statement to be filed with the Securities and Exchange Commission on or before May 15, 1996.

      The Company's liquidity and capital resources may continue to be affected by the trading price of the Company's Common Stock. Trading prices at levels consistently higher than the conversion prices of the Debentures will likely facilitate conversion of the Debentures in the near term. A conversion of the Debentures would positively affect the Company's liquidity by obviating the need to repay the principal amount (and in certain instances, interest) due thereunder. Trading at reduced prices, however, will make less likely conversion of the Debentures, thus requiring the Company to allocate certain of its capital resources towards the retirement of the Debentures at maturity.

      As of the date of this Report, the Company had outstanding 6,700,041 shares of Common Stock. By virtue of the registration rights, commencing May 15, 1996, the Company will be commencing the registration for resale purposes of up to approximately 2.9 million shares issuable, if at all, upon the conversion of the Debentures and exercise of the Warrants. This may have the effect of substantially increasing the number of shares eligible for public trading. Although it is impossible to predict market influences and prospective values for securities, it is possible that, in and of itself, the increase in the number of shares available for public trading could have a depressive effect upon the trading value of the Company's Common Stock.

      Securitization of Loans

      During the fourth quarter of 1995, the Company completed the sale of approximately $40 million of automotive loans in a privately-placed securitization transaction. This was followed by a further sale of approximately $41 million of automotive loans in a second securitization transaction that occurred during March 1996. Both of these transactions resulted in the issuance of asset-backed securities which received a rating of "A", "BBB" and "BB" by Duff & Phelps Audit Rating Co. and Fitch Investors Services L.P. The proceeds from these transactions were used to reduce the Company's outstanding warehouse facility, thereby making the warehouse facility available to fund the acquisition of additional automotive contracts. The Company expects to complete future securitizations, generally, on a quarterly basis.

      In securitization transactions, the Company transfers automobile loans to a newly-formed securitization trust which issues one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors. Periodically, collections of principal and interest on the loans are paid to holders of the related asset-backed securities by the trustee. The Company continues to act as the servicer of the automobile loans held in the trust in return for a monthly fee.

      To further credit enhance the asset-backed securities and thereby to improve the level of profitability from the sale of securitized loans, the Company has set aside a portion of the proceeds from the sale in a reserve account to be held in the trust. Withdrawals may be made from the reserve account to the extent that collections from the loans held in the trust are not sufficient to cover periodic distributions to holders of the trust's asset-backed securities. At periodic dates, amounts on deposit in the reserve account in excess of certain specified percentages of the principal balance of the loans held in the trust are returned to the Company.

      Other Potential Uses of Working Capital

      In the short term, the Company may be required to repay advances from its chief executive officer, the balance of which was $2,919,000 as of December 31, 1995, which is due on March 31, 1996. Thereafter,the balance due thereunder becomes due upon demand which may be made upon thirty days written notice to Company.


      The Company may potentially be caused to allocate certain capital resources in the future towards the purchase of the business of SFI. SFI is a Florida-based auto finance broker that at December 31, 1995 accounted for approximately 35% of the Company's loan and lease receivables. Pursuant to an option agreement entered into on August 1, 1995 (the "SFI Purchase Option"), the Company has an option through August 1, 2000 to purchase the business of SFI for the purchase price of $1,000,000, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. An option price of $250,000 paid to SFI on August 1, 1995 is to be credited against the purchase price.

      In the event the Company decides to exercise the SFI Purchase Option, the Company has agreed to register the shares of Common Stock to be distributed in the transaction, and pending such registration, the Company has agreed to lend up to $900,000 to the sole stockholder of SFI at then prevailing market rates of interest, with such loan being secured by a security interest in up to 120,000 shares until such time as the shares are registered.

      Management is currently evaluating the economic benefits of exercising the SFI Purchase Option and to date has made no determination on the likelihood of whether or when such a purchase may occur, if at all. In the interim, the SFI Purchase Option provides the Company with a right of first refusal to purchase all of the finance contracts acquired or originated by SFI.

      Given the Company's dependence on its present sources of financing for current cash flow and continued growth, loss of such sources would have a material adverse impact on the Company's conduct of business and prospects. Management is presently evaluating additional sources of financing through a continuation and expansion of its existing practices; that is, through offering debt participation interests to institutional investors, traditional lines of credit, and through additional equity placements. In addition, the Company intends to continue utilizing alternative financing sources and structures, such as securitizations of loans, in order to maximize profitability and make available sufficient funds to continue implementation of the Company's growth strategy over the long term. See "Securitization of Loans." However, there can be no assurances that the Company will secure additional sources of financing.

      By virtue of the Company's status as a public company, management will likely seek to gain access to equity or debt capital through a sale of securities either through the public market or to institutional investors. Any funding provided by the sale of securities, if at all, would be used directly to acquire additional automotive finance contracts, or would enhance the Company's borrowing base so as to facilitate increased lines of credit or participation agreements.

      Management believes that the Company's current cash flow from operations, proceeds from private placement transactions, as well as advances on its credit facilities and debt participation interests, are adequate to meet the Company's liquidity requirements for its existing operations. Continued growth of the Company's operations will remain subject to expansion of the Company's sources of financing. The terms of the borrowings under the participation agreements and the credit facilities provide for repayments of principal and interest to the lenders in amounts which, in general, correspond with and are exceeded by the scheduled repayment of the secured loans and leases receivable.

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

ITEM 7.     FINANCIAL STATEMENTS.

      Financial Statements of the Company for the years ended December 31, 1995 and 1994, and specific supplementary financial information are included within
Item 13(A) and 13(B) of this Report and may be found at pages F-1 through F-27.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      There are no matters to be reported hereunder.


                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                    Positions with
Name                    Age         the Company
- - ----                    ---         -----------

Robert R. Bartolini     51          Chairman of the Board, President and
                                    Chief Executive Officer of NAL;
                                    Chairman and Chief Executive Officer
                                    of NAC

John T. Schaeffer       49          Director of NAL;
                                    Director, President and
                                    Chief Operating Officer of NAC

Robert J. Carlson       40          Vice President-Finance
                                    and Principal Accounting
                                    Officer of NAL and NAC

Dennis R. LaVigne       51          Vice President and
                                    Treasurer of NAL
James F. DeVoe          52          Director

David R. Jones          47          Director


      The following is a summary of the business experience of the Company's directors and executive officers during the past five years and their directorships, if any, with companies with a class of securities registered with the Securities and Exchange Commission:

Robert R. Bartolini

      Mr. Bartolini has been Chairman and Chief Executive Officer of the Company since its inception in 1991 and has maintained those positions, with the addition of the office of the President, following the Merger with COFVI on November 30, 1994. Prior to founding NAL Financial Group Inc., he was President and Chief Operating Officer of Financial Federal Savings & Loan Association

("FinFed" - Miami, Florida), a $1.8 billion mutual savings and loan. From 1984 to 1987, Mr. Bartolini was Executive Vice President at CenTrust Savings Bank, an $11 billion institution based in Miami, Florida, with 60 branches. Prior to that, Mr. Bartolini was with First Pennsylvania Bank, NA (assets of $6 billion; 75 branches), where he served as Senior Vice President.

Robert J. Carlson

      Mr. Carlson has been Vice President-Finance and Principal Accounting Officer of the Company since April 1992. Prior to joining the Company in 1992, Mr. Carlson served 4 years as Senior Vice President-Controller of FinFed. Prior to that, he served as Senior Vice President and Chief Financial Officer at Miami Savings Bank, a $175 million asset savings institution in Miami, Florida. Mr. Carlson also served 3 years at CenTrust, where he held the position of Vice President-Accounting Operations and Reporting. He is a certified public accountant and holds a Bachelor of Science Degree in business administration from the University of Florida.

James F. DeVoe

      Mr. DeVoe has been a director of the Company since March 1996. He is the founder and has been Chief Executive Officer and Chairman of the Board of Directors of J.D. Byrider Systems, Inc., a used vehicle-operation franchisor since 1989 with 75 open locations in 28 states. Mr. DeVoe has been President and Chairman of the Board of DeVoe Chevrolet Cadillac, Inc., an auto dealership, since 1975. Mr. DeVoe holds a bachelor of science degree and a masters degree in business from Indiana University.

David R. Jones

      Mr. Jones has been a director of the Company since February 1996. He has been President and Chief Executive Officer of D.R. Jones Financial, Inc., a privately held consulting firm since its formation in September 1995. Prior to forming D. R. Jones Financial, Inc., Mr. Jones was Senior Vice President - Asset Backed Finance of Greenwich Capital Markets, Inc. from 1989 to 1995. Mr. Jones served as a Managing Director of The First Boston Corporation, an investment banking firm, from 1982 to 1989 and as Manager - Product Development of General Electric Credit Corp., an asset-based lender and financial services company, from 1981 to 1982. Mr. Jones is a graduate of Harvard College and has a masters degree in business administration from The Amos Tuck School of Business Administration.

Dennis R. LaVigne

      Mr. LaVigne has been Vice President and Treasurer of the Company since August 1995. Mr. LaVigne has substantial experience in the automotive finance industry, having served as Senior Vice-President of Union Acceptance Corporation (an automotive finance company) from December 1993 to September 1994; an independent consultant to the industry from October 1994 to August 1995; and having previously served as Senior Vice-President Asset/Liability Manager of Union Federal Savings Bank of Indianapolis from 1989 to December 1993. Prior to joining Union Federal, Mr. LaVigne held positions with Columbia Savings, a federal savings and loan association, from 1981 to 1989, including Senior Vice President, Chief Investment Officer, Treasurer and Asset/Liability Committee Chairman. Mr. LaVigne holds a Ph.D. in Economics from the University of Illinois.

John T. Schaeffer

      Mr. Schaeffer has been President and Chief Operating Officer of NAC since its inception and has maintained those positions, with the addition of the office of director of the Company following the Merger with COFVI. Prior to joining the Company, Mr. Schaeffer was President and Chief Operating Officer of FinancialFed Services, Inc. ("FFS"), the automobile lease origination and servicing unit of FinFed. From 1986 through 1989, Mr. Schaeffer was Executive Vice President and Chief Operating Officer of CenTrust Leasing Corporation, the leasing unit of CenTrust Savings Bank, where he was responsible for the overall activities of the leasing subsidiary.

Compliance with Section 16(a) Of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Corporation's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that during the year ended December 31, 1995 all Reporting Persons timely complied with all filing requirements applicable to them.


ITEM 10.    EXECUTIVE COMPENSATION.

      The following table discloses, individual compensation information relating to the Company's Chief Executive Officer and the other named executive officers of the Company for the years ended December 31, 1993, 1994 and 1995.

                                                      SUMMARY COMPENSATION TABLE

==========================================================================================================================
                                                                                                           Long Term
                                                                         Annual Compensation(1)           Compensation
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                          Securities
                                                                           Salary            Bonus         Underlying
Name and Position                                             Year          ($)               ($)        Options/SARs (#)
- - --------------------------------------------------------------------------------------------------------------------------
Robert R. Bartolini                                           1995        $300,000        $        0        50,000(4)
Chairman of the Board, President and Chief Executive          1994        $281,916        $  298,985        75,000(2)
Officer of NAL;                                               1993        $250,000        $1,248,100             0
Chairman and Chief Executive Officer of NAC
- - --------------------------------------------------------------------------------------------------------------------------
John T. Schaeffer                                             1995        $160,000        $        0        25,000(4)
Director of NAL;                                              1994        $160,000        $        0        40,000(3)
President and Chief Operating Officer of NAC                  1993        $160,000        $  161,302             0
- - --------------------------------------------------------------------------------------------------------------------------
Robert J. Carlson                                             1995        $ 80,000        $        0        15,000(4)
Vice President-Finance and Principal Accounting               1994        $ 74,231        $   86,015        15,000(3)
Officer of NAL                                                1993        $ 72,500        $   18,124             0
- - --------------------------------------------------------------------------------------------------------------------------
Dennis R. LaVigne                                             1995        $ 48,461        $        0        25,000(5)
Vice President and Treasurer of NAL
==========================================================================================================================

(1)   Based upon the fiscal years ended December 31, 1995, 1994, and 1993.
(2)   Represents Stock Options granted as of December 15, 1994 pursuant to the
      Company's Stock Option Plan of which 66,666 Options vest pro-rata over four years commencing January 1, 1996 and 8,334 Options vest pro-rata over three years commencing January 1, 1996.
(3)   Represents Stock Options granted as of December 15, 1994 pursuant to the
      Company's Stock Option Plan, which vest pro-rata over three years commencing January 1, 1996.
(4)   Represents Stock Options granted as of December 6, 1995 pursuant to the
      Company's Stock Option Plan, which vest pro-rata over three years commencing January 1, 1997.
(5)   Represents Stock Options granted as of December 6, 1995
      pursuant to the Company's Stock Option Plan, which vest upon December 6,
      1998.
- - ----------------------------------

=============================================================================================================================
                                            OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
- - -----------------------------------------------------------------------------------------------------------------------------
                                                               INDIVIDUAL GRANTS
- - -----------------------------------------------------------------------------------------------------------------------------
                                                          NUMBER OF        % OF TOTAL
                                                          SECURITIES       OPTIONS/SARs          EXERCISE      EXPIRATION
                                                          UNDERLYING        GRANTED TO              OR            DATE
                                                          OPTION/SARs      EMPLOYEES IN         BASE PRICE
               NAME                                       GRANTED(#)      FISCAL YEAR(1)        ($/Share)
- - -----------------------------------------------------------------------------------------------------------------------------
Robert R. Bartolini                                       50,000(2)           15.22%           $   16.50     December 6, 2005
Chairman of the Board, President and Chief
Executive Officer of NAL;
Chairman and Chief Executive Officer of NAC
- - -----------------------------------------------------------------------------------------------------------------------------
John T. Schaeffer                                         25,000(2)            7.61%           $   15.00     December 6, 2005
Director of NAL;
President and Chief Operating Officer of NAC
- - -----------------------------------------------------------------------------------------------------------------------------
Robert J. Carlson                                         15,000(2)            4.57%           $   15.00     December 6, 2005
Vice President-Finance and
Principal Accounting Officer of NAL
- - -----------------------------------------------------------------------------------------------------------------------------
Dennis R. LaVigne                                         25,000(3)            7.61%           $   13.25     December 6, 2005
Vice President and Treasurer of NAL
=============================================================================================================================

(1)   Based upon the grant during the year ended December 31, 1995 of options to purchase an aggregate of 328,500 shares of Common Stock pursuant to the
      Company's Stock Option Plan.
(2)   Represents Stock Options granted as of December 6, 1995 pursuant to the
      Company's Stock Option Plan, which vest pro-rata over three years commencing January 1, 1997.
(3)   Represents Stock Options granted as of December 6, 1995 pursuant to the Company's Stock
      Option Plan, which vest upon December 6, 1998.
- - ---------------------------------------

====================================================================================================================================

                         AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

====================================================================================================================================
                                                                       Number of Securities                   Value
                                                                      Underlying Unexercised              of Unexercised
                                       Shares                       Options/SARs at FY-End (#)       In-the-Money Options/SARs
                    Name              Acquired          Value            Exercisable/                       at FY-End($)
                                    on Exercise(#)     Realized         Unexercisable(1)            Exercisable/Unexercisable(1)
====================================================================================================================================
Robert R. Bartolini,                      -0-            -0-          19,445(E)/105,555(U)           $138,365(E)/$393,885(U)
Chairman of the Board, President
and Chief Executive Officer of
NAL;
Chairman and Chief Executive
Officer of NAC
- - ------------------------------------------------------------------------------------------------------------------------------------
John T. Schaeffer                         -0-            -0-          13,333(E)/51,667(U)           $101,731(E)/$203,469(U)
Director of NAL;
President and Chief Operating
Officer of NAC
- - ------------------------------------------------------------------------------------------------------------------------------------
Robert J. Carlson                         -0-            -0-          5,000(E)/25,000(U)             $38,150(E)/$76,300(U)
Vice President-Finance and
Principal Accounting Officer of
NAL
- - ------------------------------------------------------------------------------------------------------------------------------------
Dennis R. LaVigne                         -0-            -0-          0(E)/25,000(U)                  $0(E)/$9,500(U)
Vice President and Treasurer of
NAL
====================================================================================================================================

(1)   Based upon the closing price of the Company's Common Stock ($13.63 per share) as of December 29, 1995 as traded on The NASDAQ National MarketSM.
- - ------------------------------

Employment Arrangements

      Upon the closing of the Merger, the Company entered into an employment agreement with Mr. Robert Bartolini. Such agreement, as subsequently amended, provides for a base salary of $300,000 per year together with discretionary bonuses, if any, to be declared by the Board of Directors. The agreement also provides for certain benefits including vacation, life insurance, certain expenses and stock option plan participation, as well as a restrictive covenant in favor of the Company. The agreement is annually renewable for successive three-year periods; however, Mr. Bartolini may terminate the agreement upon written notice on the earlier of one year from the date of such notice or 90 days after his replacement is hired by the Company. Mr. Bartolini may not cause the agreement to terminate prior to three years from the date of the agreement.

Director's Fees

      The employee-directors of the Company receive no fees or other compensation in connection with their services as directors. Each of Mr. Jones and Mr. DeVoe were granted Warrants to purchase 20,000 shares of the Company's Common Stock in conjunction with joining the Board of Directors and receive $1,000 for each meeting of the Board and each meeting of any Sub-Committee afforded in person and $500 for each meeting attended telephonically.

Stock Option Plan

      The Company has adopted a stock option plan (the "Plan") covering 600,000 shares of the Company's Common Stock, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and stock appreciation rights ("SARs"). The Plan will be administered by the Board of Directors or a committee consisting of no less than three members designated by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or a committee designated by the Board of Directors. SARs which give the holder the privilege of surrendering such rights for the appreciation in the Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or committee designated by the Board of Directors.

      Incentive stock options granted under the Plan are non-transferable, except upon death by will or by operation of the laws of descent and distribution, and may be exercised during the employee's lifetime only by the optionee. There is no limit on the number of shares with respect to which options may be granted under the Plan to any participating employee. However, under the terms of the Plan, the aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of the Company and any parent and subsidiary corporation of the Company) may not exceed $100,000.

      Options granted under the Plan may be exercised within 12 months after the date of an optionee's termination of employment by reason of his death or disability, or within three months after the date of termination by reason of retirement or voluntary termination approved by the Board of Directors, but only to the extent the option was otherwise exercisable at the date of termination.

      The Plan will expire on November 1, 2004, unless terminated earlier by the Board of Directors. The Plan may be amended by the Board of Directors without stockholder approval, except that no amendment which increases the maximum aggregate number of shares which may be issued under the Plan or changes the class of employees who are eligible to participate in the Plan, shall be made without the approval of a majority of the stockholders of the Company.

      Effective as of December 15, 1994, 229,000 options were granted under the Plan; 99,000 of which were granted to non-management employees and 130,000 of which were granted to management. Effective as of December 6, 1995, 328,500 additional options were granted under the Plan; 213,500 of which were granted to non-management employees and 115,000 of which were granted to management. See "Options/SAR Grants in Last Fiscal Year Table."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

      The following table sets forth, as of March 26, 1996, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding

Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

================================================================================
                                               Shares Owned      Percentage of
                                            Beneficially and of   Outstanding
                   Name                         Record(1)           Shares(1)
- - --------------------------------------------------------------------------------
Robert R. Bartolini                            2,235,647(2)           33.18%
500 Cypress Creek Road West, Suite 590
Ft. Lauderdale, FL  33309
- - --------------------------------------------------------------------------------
John T. Schaeffer                               302,913(3)             4.50%
500 Cypress Creek Road West, Suite 590
Ft. Lauderdale, FL  33309
- - --------------------------------------------------------------------------------
Robert J. Carlson                                65,196(4)               *
500 Cypress Creek Road West, Suite 590
Ft. Lauderdale, FL  33309
- - --------------------------------------------------------------------------------
Dennis R. LaVigne                                  --(5)                 *
500 Cypress Creek Road West, Suite 590
Ft. Lauderdale, FL  33309
- - --------------------------------------------------------------------------------
James F. DeVoe                                     --(6)                 *
5780 West 71st Street
Indianapolis, IN  46278
- - --------------------------------------------------------------------------------
David R. Jones                                     --(6)                 *
2 Ocean Avenue
Scituate, MA  02066-1624
- - --------------------------------------------------------------------------------
Florence Karp(7)                               1,427,803(8)           17.57%
3418 Sansom Street
Philadelphia, PA  19104
- - --------------------------------------------------------------------------------
Rozel International Holdings Limited            362,318(9)             5.13%
P.O. Box 3151
Road Town
Tortola, B.V.I.
- - --------------------------------------------------------------------------------
All Directors and Officers                       2,603,756             38.6%
as a group (6 persons)
================================================================================

- - --------------------------------------------------
*Represents less than 1%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire, within 60 days through the exercise of options, warrants or debentures, pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the 1934 Act. Also reflects 6,700,041 shares of the Company's Common Stock outstanding as of March 26, 1996.

(2) Includes 1,647,004 shares held by Robert R. Bartolini and Marcia G. Bartolini, Co-Trustees of the Robert R. Bartolini Revocable Trust dated July 27, 1992, 210,000 shares of which are subject to options granted by Mr. Bartolini during May 1995. Also includes 305,176 shares presently held by English, McCaughan & O'Bryan, P.A. pursuant to the terms of the Voting Trust Agreement. See "Material Voting Arrangements." Includes 264,022 shares held by Marcia G. Bartolini and Robert R. Bartolini, Co-Trustees of the Marcia G. Bartolini Revocable Trust dated July 27, 1992. Does not include 50,000 shares owned beneficially by Edward M. Bartolini, the adult brother of Robert R. Bartolini. Also does not include 264,022 shares held by George Schnabel, Trustee of the Robert R. Bartolini and Marcia G. Bartolini Irrevocable Trust dated July 27, 1992. Includes Incentive Stock Options to purchase 19,445 shares of Common Stock granted December 1994 which vested as of January 1, 1996. Does not include Incentive Stock Options to purchase 105,555 shares of Common Stock granted December 1994 and December 1995, which have not vested. See "ITEM 10. EXECUTIVE COMPENSATION."

(3) Includes 34,628 shares held by English McCaughan & O'Bryan, P.A. for the benefit of Mr. Schaeffer pursuant to the terms of the Voting Trust Agreement. See "Material Voting Arrangements." Includes 13,333 Incentive Stock Options granted to Mr. Schaeffer in December 1994 which vested as of January 1, 1996. Does not include 51,667 Incentive Stock Options granted to Mr. Schaeffer in December 1994 and December 1995 which remain subject to vesting. Includes 4,952 shares held by Mr. Schaeffer's spouse. See "ITEM 10. EXECUTIVE COMPENSATION."

(4) Includes 60,196 shares held by English, McCaughan & O'Bryan, P.A. for the benefit of Mr. Carlson pursuant to the terms of the Voting Trust Agreement. See "Material Voting Arrangements." Includes 5,000 Incentive Stock Options granted to Mr. Carlson in December 1994 which vested as of January 1, 1996. Does not include 25,000 Incentive Stock Options granted to Mr. Carlson in December 1994 and December 1995 which remain subject to vesting. See ITEM 10. EXECUTIVE COMPENSATION."

(5) Does not include 25,000 Incentive Stock Options granted to Mr. LaVigne in December 1995 which remain subject to vesting. See "ITEM 10. EXECUTIVE COMPENSATION."

(6) Does not include Warrants to purchase 20,000 shares of Common Stock at an exercise price of $14.38 per share granted to Mr. Jones in conjunction with appointment as a director on February 5, 1996, which have not vested. Also does not include Warrants to purchase 20,000 shares of Common Stock at an exercise price of $11.50 per share granted to Mr. DeVoe in conjunction with appointment as a director on March 11, 1996, which have not vested. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(7)   As custodian for Ms. Karp's minor grandchildren.

(8) Includes 625,000 shares of Common Stock issuable upon the exercise, if at all, of Warrants. Also includes 802,803 shares of Common Stock (643,939 shares representing principal and 158,864 shares representing interest at maturity) issuable upon the conversion, if at all, of Debentures.

(9) Includes 128,818 shares issuable, if at all, upon conversion of outstanding Debentures and 233,500 shares issuable, if at all, upon the exercise of outstanding Warrants.

- - -------------------------------

Material Voting Arrangements

      Concurrent with the completion of the Merger, as of November 30, 1994, Messrs. Bartolini, Schaeffer and Carlson entered into a Voting Trust Agreement (the "Voting Trust Agreement") pursuant to which 400,000 shares were placed in a voting trust. The Voting Trust Agreement provides that, on any matter requiring stockholder vote, the trustee will vote such shares in the same percentage as the other then issued and outstanding shares of Common Stock are voted. Such shares may be released from the Voting Trust Agreement pursuant to an earn-out formula whereby for the years ended June 30, 1995, 1996 and 1997, 10,000 trust shares will be released for each $150,000 of cumulative net income after taxes of the Company up to $3,000,000 and 5,000 shares will be released for each $150,000 of cumulative net income after taxes in excess of $3,000,000, less the number of trust shares previously transferred to the shareholders under this formula. The trust shares will be released pro rata in accordance with the number of trust shares beneficially owned by each shareholder. If the shares are not released pursuant to the earn-out formula within three years, such shares will be cancelled. The trustee under the Voting Trust Agreement is English, McCaughan & O'Bryan, P.A., counsel to the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Loan to the Company

      Robert R. Bartolini advanced $1,098,165 to the Company on June 30, 1995 in order to provide it with additional working capital. The Company's obligation to repay this loan was evidenced by a promissory note dated August 31, 1995. In December 1995, the principal balance of this loan was increased to $2,919,000 by an additional advance from Mr. Bartolini of $1,820,835 under the same terms and conditions. The indebtedness evidenced by the promissory note is subordinated to the prior payment, when due, of the principal and interest on all senior indebtedness of the Company. Under the terms of this promissory note, principal and interest are due on March 31, 1996, with interest accruing at 9%. Thereafter, the promissory note becomes due on demand upon thirty (30) days written notice.

Transactions with Affiliate of Former Director

      Andrew Panzo was a member of the Company's Board of Directors from August 1995 until his resignation in March 1996. Following the Merger, American Maple Leaf Financial Corporation ("AMLF"), an affiliate of Mr. Panzo, rendered certain investment banking advisory services to the Company for which AMLF received 33,000 common stock purchase warrants. The Warrants permit the purchase of additional shares at an exercise price of $9.00 per share through May 1996.

      During October 1994, the Company sold 333,333 shares of Common Stock to AMLF in a private placement transaction for consideration of $19,999.

      During April 1995, AMLF purchased $1,200,000 principal amount of 9% Convertible Subordinated Debenture Units for an aggregate purchase price of $1,200,000. $810,000 principal amount of these Debenture Units, as well as the accrued interest due thereon, were converted into 95,692 shares of the Company's Common Stock during January 1996. The remaining principal amount of these Debentures Units $390,000 is due on April 16, 1996.

Sale of Portfolio to Executive Officer

      As of November 30, 1994, the Company sold a portfolio of 14 unsecured installment loans with a total principal balance of $1,055,000 to Mr. Robert R. Bartolini, Chairman and Chief Executive Officer of the Company, in consideration for $590,965. The portfolio of which this portfolio was a part was purchased by the Company in March 1994 from the FDIC at a purchase price equal to

22.5% of principal balance. The purchase price paid by Mr. Bartolini was equal to 56% of principal balance, which in management's opinion, was the approximate fair market value of the loans determined from a review of the expected collectibility of the loans. This price was considered by the Company to be equal to their fair market value and was based on the estimated cash flows anticipated for the portfolio. The method used for estimating the cash flows was the same used by the Company in evaluating the fair value of all of its portfolio acquisitions.

Sale of Boat to Executive Officer

      In October 1994, the Company sold a repossessed boat to John T. Schaeffer, a director of NAL and President and Chief Operating Officer of NAC, in consideration for a note in the amount of $89,000 which bears interest at 10% per annum for a period of one year, and the offset by the Company of $21,000 payable to Mr. Schaeffer. The note was repaid prior to June 30, 1995. In management's opinion the sale was at the approximate fair market value of the boat.

Transactions with Former Principal Stockholder

      In 1991, the Company entered into an agreement with FTM, a former principal stockholder, to provide the Company with consulting and other business related services. Under the agreement, the Company agreed to pay FTM $50,000 per month through March 1995. The payments for consulting services continued through May 1994, whereupon the Company made a lump sum settlement with FTM through a final payment of $475,000 under this agreement. This reflected a $75,000 discount from the cumulative payments required under the agreement. Including the lump sum settlement, payments of $675,000 were made to FTM in 1994. Payments of $600,000 were made to FTM in 1993.

      During 1994, the Company paid FTM $428,000 as a commission on the sale of certain loan portfolios.

      On April 30, 1993, the Company redeemed 5,928 shares of Common Stock held by FTM for $2,400,000. A portion of the proceeds was applied to the cancellation of the receivable of $841,417 due from FTM to the Company.

      In October 1993, Mr. Bartolini purchased the remaining shares of the Company's stock held by FTM for a purchase price of $2,034,000. This purchase was financed by the Company as described below. See "Purchase of Shares of Common Stock." After the purchase, Mr. Bartolini's ownership percentage of outstanding stock was increased to 95%. The financial statements at December 31,

1993 reflect the receivable from Mr. Bartolini as a reduction of stockholders' equity.

      The Company previously sub-leased a portion of the space occupied by its headquarters at 500 Cypress Creek Road West, Fort Lauderdale, Florida from FTM. However, in January 1995, the Company entered into a lease directly with the landlord for such space. Thereafter, the Company entered into a sublease with FTM by which FTM subleases from the Company certain space which it previously leased directly from the landlord.

Purchase of Shares of Common Stock

      In April 1993, the Company issued 214 shares to Mr. John Schaeffer, President of NAC, in exchange for his 10% ownership of the common stock of NAC. After the issuance, the Company owned 100% of the outstanding shares of NAC, and Mr. Schaeffer owned 5% of the Company's Common Stock.

      In October 1993, Mr. Bartolini, Chairman, Chief Executive Officer and principal stockholder of the Company, purchased 2,143 shares representing all outstanding shares not previously owned by Mr. Bartolini or Mr. Schaeffer to provide him with 95% ownership of the Company as of such date. Mr. Bartolini financed the entire purchase price of such shares through a loan from the Company represented by a note in the amount of $2,034,638 which bore interest at 5% per annum and was reflected as a "Note Receivable from a Stockholder" as a reduction of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1993. In June 1994, the Company redeemed the 2,143 shares from Mr. Bartolini in consideration for cancelling the note.

Employment Arrangement

      The Company has entered into an employment agreement with Robert R. Bartolini, its Chairman, Chief Executive Officer and principal stockholder. See "ITEM 10. Employment Arrangements."

Grant of Options and Warrants

      In December 1994 and December 1995, the Company granted certain options to purchase shares of the Company's Common Stock to executive officers under the Company's Stock Option Plan. See "ITEM 10. Summary Compensation Table" and "Stock Option Plan." In conjunction with his appointment to the Board of Directors on February 5, 1996, the Company granted to Mr. Jones 20,000 common stock purchase warrants with an exercise price of $14.38 per share.
In conjunction with his appointment to the Board of Directors on March 11, 1996, the Company granted to Mr. DeVoe 20,000 common stock purchase warrants with an exercise price of $11.50 per share. See
"ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Travel Services

      IYS Travel, Inc. ("IYS"), a travel agency of which Mr. Robert Bartolini is a principal stockholder, provides business and personal travel services to the Company and its employees at prevailing market prices. IYS receives customary industry commission for services provided. During the years ended December 31, 1995 and 1994, the Company paid IYS approximately $105,000 and $84,000, respectively, for airline tickets booked by IYS for travel by the Company's employees at the prevailing prices charged by the airlines.

      During 1994, the Company advanced to IYS approximately $66,000 for payroll, which IYS subsequently repaid.

      Mr. Bartolini receives only indirect benefits as a principal stockholder of IYS through profits of IYS, if any.

                                     PART IV
                                     -------

ITEM 13.    FINANCIAL STATEMENTS AND EXHIBITS AND REPORT ON FORM 8-K.

(a)   The following documents are filed as part of this Report:

      1.    Financial Statements filed as part of this Report:            Page
                                                                          ----
            Report of Independent Certified Public Accountants.............F-1

            Consolidated Balance Sheets
            as of December 31, 1995 and December 31, 1994 .................F-2

            Consolidated Statements of Operations
            for the Years Ended December 31, 1995 and 1994.................F-3

            Consolidated Statement of Changes in
            Stockholders' Equity for the Years Ended
            December 31, 1995 and 1994.....................................F-4

            Consolidated Statements of Cash Flows
            for the Years Ended December 31, 1995 and 1994.................F-5

            Notes to Consolidated Financial Statements.....................F-7

NAL Financial Group Inc.
Consolidated Financial Statements
December 31, 1995 and 1994

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of NAL Financial Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NAL Financial Group Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Fort Lauderdale, Florida
February 27, 1996, except as to Note 19, which is as of March 22, 1996

NAL Financial Group Inc.
Consolidated Balance Sheets
December 31, 1995 and 1994
- - ---------------------------------------------------------------------------





                                                                                 1995                 1994
ASSETS
   Finance receivables
      Automotive finance contracts, net                                    $     99,790,636    $      23,974,929
      Consumer finance contracts, net                                             2,289,503            1,491,694
      Mortgage finance contracts, net                                             1,805,068            4,822,667
      Less:  reserves available for credit losses                                (2,671,001)            (305,000)
                                                                           ----------------    -----------------
      Finance receivables, net                                                  101,214,206           29,984,290
                                                                           ----------------    -----------------
   Cash                                                                             920,981              664,848
   Restricted cash                                                                1,031,734            1,061,041
   Accrued interest receivable                                                    1,459,600              167,692
   Investment in operating leases, net                                            4,054,613            1,230,647
   Automobile inventory                                                           1,886,451              150,779
   Property and equipment, net                                                    1,802,889              510,885
   Excess servicing receivables                                                   4,999,165              -
   Other assets                                                                   4,665,287              748,171
                                                                           ----------------    -----------------
           TOTAL ASSETS                                                    $    122,034,926    $      34,518,353
                                                                           ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt participation interests                                            $     42,380,522    $      10,273,645
   Credit and warehouse facilities                                               33,428,946           12,228,396
   Convertible subordinated debt, net                                            12,924,379              -
   Stockholder loans                                                              2,919,000               62,494
   Drafts payable                                                                 2,593,098              -
   Deferred taxes                                                                 1,603,587              110,460
   Accounts payable and accrued expenses                                          1,046,884              400,057
   Other liabilities                                                              1,278,594              587,494
                                                                           ----------------    -----------------
            TOTAL LIABILITIES                                                    98,175,010           23,662,546
                                                                           ----------------    -----------------
Commitments and contingencies (Notes 8 and 17)                                         -                  -
                                                                           ----------------    -----------------
STOCKHOLDERS' EQUITY
   Preferred stock - $1,000 par value:
    10,000,000 shares authorized, no shares issued                                     -                  -
   Common stock - $.15 par value:
    50,000,000 shares authorized
    1995 - 6,699,987 shares issued and outstanding
    1994 - 5,592,968 shares issued and outstanding                                1,004,998              838,945
   Paid in capital                                                               18,524,706            8,483,714
   Retained earnings                                                              4,330,212            1,533,148
                                                                           ----------------    -----------------
        TOTAL STOCKHOLDERS' EQUITY                                               23,859,916           10,855,807
                                                                           ----------------    -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    122,034,926    $      34,518,353
                                                                           ================    =================


        The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 1995 and 1994
- - ----------------------------------------------------------------------------




                                                                   1995            1994
INTEREST INCOME
   Finance charges and purchase discount accretion             $ 15,680,198    $  5,387,291
   Interest expense                                              (7,361,527)     (1,957,420)
                                                               ------------    ------------
      Net interest income before provision for credit losses      8,318,671       3,429,871
   Provision for credit losses                                   (2,762,273)       (572,636)
                                                               ------------    ------------
      Net interest income after provision for credit losses       5,556,398       2,857,235
                                                               ------------    ------------
OTHER INCOME
   Gain on sale of contracts                                      4,600,721       2,292,249
   Fees and other                                                 2,651,497         453,660
                                                               ------------    ------------
      Total other income                                          7,252,218       2,745,909
                                                               ------------    ------------

OPERATING AND OTHER EXPENSES
   Salaries and employee benefits                                 2,551,486       2,337,557
   Depreciation and amortization                                  1,298,866         320,294
   Occupancy expense                                                448,625         200,377
   Professional and consulting services                             723,620         902,720
   Other operating expense                                        2,782,634       1,184,530
   Non cash charge for the release of escrow shares                 280,000            --
                                                               ------------    ------------
      Total other expenses                                        8,085,231       4,945,478
                                                               ------------    ------------
Income before income taxes                                        4,723,385         657,666
Provision for income taxes                                        1,926,321         263,343
                                                               ------------    ------------
NET INCOME                                                     $  2,797,064    $    394,323
                                                               ============    ============
Primary net income per common and common
 equivalent share                                              $       0.45    $       0.08
                                                               ============    ============
Fully diluted net income per common and common
 equivalent share                                              $       0.45    $       0.07
                                                               ============    ============




        The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 1995 and 1994
- - -----------------------------------------------------------------------------





                                         Preferred Stock               Common Stock
                                        -----------------         ---------------------                               Less:
                                                     Par                            Par            Paid in             Note
                                        Shares      Value         Shares           Value           Capital          Receivable
                                        ------      -----         ------           -----           -------          ----------

Balance, December 31, 1993                --         $--            4,286       $     4,286      $  3,195,325      $ (2,034,638)
Dividends                                 --          --             --                --                --                --
Redemption of stock                       --          --           (2,143)           (2,143)       (1,597,670)        2,034,638
Redemption of predecessor stock
 in connection with the merger            --          --           (2,143)           (2,143)       (1,597,655)             --
Issuance of stock to predecessor
 stockholders in connection
 with the merger                          --          --        3,160,000           474,000         1,125,798              --
Issuance of stock to stockholders
 of merged entity                         --          --        2,432,968           364,945         7,357,916              --
Net income                                --          --             --                --                --                --
                                         ---        ----        ---------        ----------       ------------      -----------

Balance, December 31, 1994                --          --        5,592,968           838,945         8,483,714              --
Issuance of stock                         --          --          176,500            26,475         2,074,475              --
Issuance of warrants                      --          --             --                --             397,167              --
Conversion of subordinated
 debt                                     --          --          930,519           139,578         7,289,350              --
Release of escrow shares                  --          --             --                --             280,000              --
Net income                                --          --             --                --                --                --
                                         ---        ----        ---------        ----------      ------------        ------------
Balance, December 31, 1995                --         $--        6,699,987        $1,004,998      $ 18,524,706              $--
                                         ===        ====        =========        ==========      ============        ============


                                                        Total
                                      Retained       Stockholders'
                                      Earnings          Equity
                                      --------        -----------

Balance, December 31, 1993           $  2,643,110    $  3,808,083
Dividends                              (1,069,460)     (1,069,460)
Redemption of stock                      (434,825)           --
Redemption of predecessor stock
 in connection with the merger               --        (1,599,798)
Issuance of stock to predecessor
 stockholders in connection
 with the merger                             --         1,599,798
Issuance of stock to stockholders
 of merged entity                            --         7,722,861
Net income                                394,323         394,323
                                      -----------      ----------
Balance, December 31, 1994              1,533,148      10,855,807
Issuance of stock                            --         2,100,950
Issuance of warrants                         --           397,167
Conversion of subordinated
 debt                                        --         7,428,928
Release of escrow shares                     --           280,000
Net income                              2,797,064       2,797,064
                                     ------------      ----------
Balance, December 31, 1995           $  4,330,212    $ 23,859,916
                                     ============      ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1995 and 1994
- - ------------------------------------------------------------------------------


                                                               1995             1994
Cash flows from operating activities:
   Net income                                             $   2,797,064    $     394,323
   Adjustments to reconcile net income to
    net cash used in operations
      Accretion of discount                                    (654,124)      (2,064,714)
      Provision for loan losses                               2,762,273          572,636
      Depreciation and amortization                           1,445,149          320,294
      Gain on sale of loan pools                             (4,600,721)      (2,292,249)
      Non-cash charge - voting trust                            280,000             --
   Changes in assets and liabilities
      Increase in excess servicing receivables               (4,999,165)            --
      Decrease in restricted cash                                29,307          921,492
      Increase in other assets                               (3,514,607)         (75,428)
      Decease in due from affiliates                               --             43,667
      Increase in accrued interest receivable                (1,291,908)            --
      Increase in drafts payable                              2,593,098             --
      Increase in accounts payable and accrued expenses         825,631             --
      Increase in other liabilities                             627,505          190,030
      Increase (decrease) in accrued income taxes             1,493,127          (33,590)
                                                          -------------    -------------
Net cash used in operating activities                        (2,207,371)      (2,023,539)
                                                          -------------    -------------
Cash flows from investing activities:
   Purchase of SFI option                                      (250,000)            --
   Proceeds from sale of loan pools                          12,514,061       14,614,031
   Purchase of operating lease vehicles                      (3,400,690)      (1,283,300)
   Payments received on automotive finance contracts         22,042,555        7,417,861
   Purchase of automotive finance contracts                (154,866,844)     (22,681,679)
   Payments received on consumer finance contracts            1,996,335        8,421,534
   Purchase of consumer finance contracts                    (1,050,549)     (14,795,381)
   Payments received on mortgage finance contracts            2,587,063        5,083,106
   Purchase of mortgage finance contracts                          --           (221,713)
   Proceeds from sale of automobile inventory                 8,845,103             --
   Purchase of property and equipment                        (1,535,671)        (253,004)
                                                          -------------    -------------
Net cash used by investing activities                      (113,118,637)      (3,698,545)
                                                          -------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                     2,100,950        7,722,861
   Proceeds from securitization of finance contracts         37,511,237             --
   Proceeds from issuance of subordinate debentures          21,338,728             --
   Proceeds from participations and credit facilities       135,178,400       33,911,781
   Repayments of participations and credit facilities       (81,870,973)     (34,249,908)
   Payment of debt issue costs                               (1,532,707)         (24,352)
   Note payable from stockholder                              2,856,506             --
   Dividends paid                                                  --         (1,069,459)
                                                          -------------    -------------
Net cash provided by financing activities                   115,582,141        6,290,923
                                                          -------------    -------------
Net increase in cash                                            256,133          568,839
Cash, beginning of year                                         664,848           96,009
                                                          -------------    -------------
Cash, end of year                                         $     920,981    $     664,848
                                                          =============    =============


                                   (Continued)

        The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Cash Flows Cont'd
For the Years Ended December 31, 1995 and 1994
- - -----------------------------------------------------------------------------


                                                                              1995           1994
Supplemental disclosures of cash flow information
Cash paid during the year for interest                                     $ 6,443,859    $ 1,859,353
                                                                           ===========    ===========
Cash paid during the year for taxes                                        $   491,558    $   320,501
                                                                           ===========    ===========
Supplemental schedule of non-cash investing
 and financing activities
Conversion of subordinated debt                                            $ 8,260,000    $   -
                                                                           ===========    ===========
Net transfers to automobile inventory                                      $11,742,181    $   -
                                                                           ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



1.    Organization and Nature of Operations

      NAL Financial Group Inc. (the "Company") commenced operations in June 1991 as a specialized finance company for the purpose of engaging in consumer finance transactions involving the origination, purchase, remarketing and servicing of consumer loan and lease receivables. Since June 1994, the Company's principal business has been the acquisition and servicing of automotive finance contracts originated by dealers in connection with sales or leases to individuals with sub- prime credit with the intent to pool and sell these contracts through the Company's securitization programs.

      The Company completed its initial securitization during December 1995. In a securitization, the Company creates securities backed by automotive finance contracts and sells these securities in privately placed transactions. Purchasers of the securities receive a pass-through rate of interest set at the time of sale and the Company receives a base servicing fee for its servicing efforts. In addition, the Company is entitled to certain excess servicing fees which represent collections on the contracts in excess of those required to pay investor principal and interest and the base servicing fee.

      On November 30, 1994, the Company merged with Corporate Financial Ventures, Inc. ("CFVI"), a public company (the "Merger"). Under the terms of the Merger, the Company's stockholders received 3,160,000 shares of CFVI in exchange for all outstanding shares of stock of the Company. Stockholders of the Company received approximately 56% of the outstanding common stock of CFVI. Additionally, the Company raised net proceeds of approximately $7,700,000 in a private placement of 1,549,667 shares of its common stock in connection with the Merger. The Merger has been accounted for as a reverse acquisition by the Company. Upon completion of the Merger, CFVI assumed the historic operations of the Company and changed its name to NAL Financial Group Inc. As the Merger is not considered a business combination as defined in Accounting Principles Board Opinion No. 16, "Business Combinations", pro forma information is not presented. The operations of CFVI prior to the Merger were not significant.

      The Company operates its business through six wholly-owned subsidiaries. The principal operations of the Company are conducted through NAL Acceptance Corporation ("NAC"). NAL Insurance Services, Inc. provides automobile and other forms of insurance services. NAL Mortgage Corporation presently is inactive. Performance Cars of South Florida, Inc. was incorporated in January 1995 to conduct the Company's used vehicle operations. Autorics, Inc. and Autorics II, Inc. were established during 1995 for the limited purpose of purchasing and the re-selling of the Company's automotive finance contracts through the Company's securitization programs.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -----------------------------------------------------------------------------



2.    Accounting Policies

      A summary of the significant accounting policies followed in the preparation of the accompanying financial statements is presented below:

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

      Revenue Recognition

      Interest income consists of both contractual interest and purchase discount accretion and is recognized over the contractual term of the finance contracts using the interest method.

      Purchase discount represents the differential, if any, between the amount financed on a contract and the price paid by the Company to acquire the contract, net of any acquisition costs. Any discount on automotive finance contracts which management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as interest income as described above.

      Revenue from operating leases is recognized as rental revenue on a straight-line basis over the lease term.

      Accrual of interest income ceases the sooner of when a contract becomes delinquent by 90 days or the underlying collateral is repossessed. At December 31, 1995 and 1994, the Company had approximately $2,800,000 and $236,000, respectively, in non-accrual finance contracts. Had these contracts been on full accrual, $236,000 and $26,000 would have been recognized to earnings for the years ended December 31, 1995 and 1994, respectively.

      Late charges and other miscellaneous fees are credited to income as earned. Fees from the resale of guaranteed asset protection ("GAP") insurance policies are non-rebatable and recognized as earnings in the current period.

      Reserves Available for Credit Losses

      The Company purchases contracts from dealers at discounts pursuant to a financing program that bases the level of discount on, among other things, the credit risk of the borrower. As discussed above, the portion of the discount on automotive finance contracts required to absorb future credit losses, based on management's assessment, is allocated to the reserves available for credit losses.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ----------------------------------------------------------------------------



      As part of the Company's financing program with dealers, agreements are entered into whereby holdbacks are established to protect the Company from potential losses. Pursuant to the agreements, when the Company acquires contracts, it withholds a portion of the proceeds from the dealers to absorb credit losses. Holdback amounts are refunded to the dealers if the contract performs throughout its term.

      In cases where the purchase discount and/or dealer holdbacks are not adequate to cover potential losses, the Company establishes an allowance for losses by charging a provision against earnings.

      The combined allowance, discount and dealer holdbacks available for credit losses are maintained at an amount considered by management to be adequate to absorb potential credit losses based upon an evaluation of known and inherent risks in the portfolios. Management's periodic evaluation is based upon an analysis of the portfolios, historical loss experience, current economic conditions, collateral value and other relevant factors. Future adjustments to the reserve may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

      The Company charges off delinquent automotive and consumer accounts no later than 150 days of delinquency. Recovery of charged off balances begins with the Company's collection specialists. If results are not obtained within a reasonable time frame, the account is either turned over to a collection agency or an attorney for action, including wage garnishment, judgement and asset search.

      Restricted Cash

      Restricted cash represents deposit accounts established pursuant to servicing agreements between the Company and various participants which represents collections from customers. The collection accounts are settled monthly by the Company with the participants.

      Net Investment in Operating Leases

      Operating automotive leases to third parties are originated by dealers and acquired by the Company, which assumes ownership of the vehicle. Vehicles held under operating lease agreements are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.

      Automobile Inventory

      Vehicles acquired through repossession or termination of a lease or loan are valued at the lower of the unpaid principal balance or market value at the date of repossession.

      Debt Issue Costs

      Debt issue costs are capitalized and amortized to operations on a straight line basis over the life of the related debt, which currently approximates one to three years.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ----------------------------------------------------------------------------



      Property and Equipment

      Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets.

      Excess Servicing Receivables

      Excess servicing receivables ("ESR") result from the sale of contracts on which the Company retains servicing rights and a portion of the excess cash flows. ESRs are determined by computing the difference between the weighted average yield of the contracts sold and the yield to the purchaser, adjusted for the normal servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain in the year of the sale equal to the present value of the estimated cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. The excess servicing cash flows over the estimated remaining life of the contracts have been calculated using estimates for prepayments, losses (charge-offs) and weighted average discount rates, which the Company expects market participants would use for similar instruments.

      Income Taxes

      The Company and its subsidiaries file a consolidated federal income tax return.

      The Company utilizes an asset and liability approach to account for income taxes on a current and deferred basis using current income tax rates. Deferred income tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred income tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.

      Concentration of Credit Risk

      The Company considers its primary market area for automotive financing activities to be the Southeast United States. The properties collateralizing the other loan receivable portfolios are located primarily throughout the eastern United States, Texas and California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor their obligations to the Company is dependant upon the economic stability of these areas.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------



      Interest Rate Risk

      Contract acquisitions are funded primarily through participations, credit and warehouse facilities. The participations and credit facilities bear interest at fixed rates tied to the prime rate and the durations are determined by the durations of the related contracts since the proceeds of the obligor payments are applied to the repayment of the participations. The warehouse facility bears interest at a variable rate tied to LIBOR and the duration is determined by the timing of the Company's securitization transactions. Contract acquisitions financed by this facility are warehoused pending securitization. Upon completion of a securitization, any remaining amounts due associated with the contracts securitized are repaid along with unpaid interest.

      Earnings Per Share

      Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares of common and common equivalent shares outstanding used to compute primary and fully diluted earnings per share was 6,200,362 for the year ended December 31, 1995, and 5,192,968 and 5,592,968, respectively, for the year ended December 31, 1994.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term are the adequacy of reserves available for credit losses, the present value of the estimated future cash flows utilized to calculate excess servicing receivables, the realization of estimated residual values on direct finance leases and the realization of automotive inventory.

      Reclassification

      Certain 1994 amounts have been reclassified to conform with current year presentation.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



3.    Automotive Finance Contracts

      Automotive finance contracts at December 31, 1995 and 1994 consists of the following:



                                                                                         December 31,
                                                                                   1995                 1994
      Contracts held in portfolio:
      Direct finance lease payments                                        $     16,361,733    $       4,936,889
      Estimated residual values                                                   9,170,719            2,985,254
                                                                           ----------------    -----------------
        Total direct finance lease                                               25,532,452            7,922,143
        Less:  Unearned interest                                                 (7,069,448)          (2,004,435)
                                                                           ----------------    -----------------
        Total direct finance leases, net                                         18,463,004            5,917,708
                                                                           ----------------    -----------------
      Loan contracts                                                             17,080,482            8,175,202
      Loan contracts with recourse                                               29,226,018              -
                                                                           ----------------    -----------------
        Total loan contracts                                                     46,306,500            8,175,202
                                                                           ----------------    -----------------
      Total contracts held in portfolio                                          64,769,504           14,092,910
        Less:  Unearned fees                                                       (123,322)            (815,768)
                                                                           ----------------    -----------------
      Total contracts held in portfolio, net                                     64,646,182           13,277,142

      Contracts held for sale                                                    21,685,000              -
      Advances to dealers                                                        13,459,454           10,697,787
                                                                           ----------------    -----------------
      Total automobile finance contracts, net                               $    99,790,636    $      23,974,929
                                                                           ================    =================


      The Company has entered into arrangements with certain of its dealers and other origination sources by which the Company may require the reimbursement for credit losses sustained on contracts purchased from these sources.

      The Company services automotive finance contracts of approximately $48 million for others.

      Automotive finance contracts are collateralized primarily by the related automobiles and the related security deposits on leases. These contracts are pledged as security under various debt agreements.

      Contracts held in portfolio are stated at cost as the Company has the ability and presently intends to hold the portfolio to maturity. Contracts held for sale are contracts pending securitization and are stated at the lower of cost or estimated fair value on an aggregate basis.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



      Advances to dealers represent amounts funded by the Company to automobile dealerships which are collateralized by loan and lease receivables of the dealers, totalling approximately $18,106,000 and $15,463,000, at December 31, 1995 and 1994, respectively. The Company services contracts amounting to $7,783,000 for two of the dealerships. These advances bear interest at fixed rates, or at variable rates subject to certain minimum percentages. The duration of these advances is determined by the duration of the related collateralized loan and lease receivables.

      At December 31, 1995, contractual maturities of automotive finance contracts are as follows:


                          1996           1997          1998          1999        2000        Thereafter          Total
                          ----           ----          ----          ----        ----        ----------          -----
      Direct
       finance
       leases          $  2,292,832   $  7,172,485  $  8,426,841   $ 6,305,136  $1,329,848     $    5,310       $ 25,532,452
      Loan
       contracts         10,207,017     11,795,493    12,254,748     8,805,294   3,185,518         58,430         46,306,500
      Advances to
       dealers            4,867,676      3,446,671     3,423,349     1,428,079     286,612          7,067         13,459,454
                       ------------   ------------  ------------   -----------  ----------     ----------       ------------
                       $ 17,367,525   $ 22,414,649   $ 24,104,938  $16,538,509  $4,801,978     $   70,807       $ 85,298,406
                       ============   ============   ============  ===========  ==========     ==========       ============


      It is the Company's experience that generally a portion of the portfolios are repaid before the contractual maturity dates. Accordingly, the above tabulation is not to be regarded as a forecast of the timing of future cash collections. Additionally, this tabulation assumes liquidation of the residual values upon expiration of the leases.

4.    Consumer Finance Contracts


                                                                           December 31,
                                                                   1995                 1994

      Mobile homes                                        $        221,434    $        524,274
      Equipment leases (net of unearned interest of
       $285,730)                                                   853,637              -
      Other                                                      1,407,601            1,808,742
                                                          ----------------    -----------------
              Total                                              2,482,672            2,333,016
      Less:  Purchase discount                                    (193,169)            (841,322)
                                                          ----------------    -----------------
        Consumer loans receivable, net                    $      2,289,503    $       1,491,694
                                                          ================    =================

      Included in the total above are fully matured loans totaling $270,491 that were purchased by the Company at a substantial discount and are considered non-performing at December 31, 1995. The Company has a net investment of approximately $77,322 in these loans at December 31, 1995.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------



      At December 31, 1995, contractual maturities of consumer finance contracts were:

           Fully matured                               $        270,491
                1996                                            711,666
                1997                                            474,683
                1998                                            396,539
                1999                                            255,868
                2000                                            101,976
                Thereafter                                      271,449
                                                       ----------------
                                                       $      2,482,672
                                                       -----------------


      It is the Company's experience that a portion of the portfolio is repaid before the contractual maturity date. Accordingly, the above tabulation is not to be regarded as a forecast of the timing of future cash collections.

5.    Mortgage Finance Contracts



                                                               December 31,
                                                         1995                 1994
      Residential mortgages                        $      2,064,043    $       6,041,464
      Less:  Purchase discount                             (258,975)          (1,218,797)
                                                   ----------------    -----------------
        Mortgage finance contracts, net            $      1,805,068    $       4,822,667
                                                   ================    =================


      Included in the total above are fully matured loans totaling $351,221 that were purchased by the Company at a substantial discount and are considered non-performing at December 31, 1995. The Company has a net investment of $92,246 in these loans at December 31, 1995.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------



      At December 31, 1995, contractual maturities of mortgage finance contracts were:

        Fully matured             $        351,221
              1996                         441,815
              1997                         270,965
              1998                         190,060
              1999                          74,722
              2000                         131,197
              Thereafter                   604,063
                                 -----------------

                                  $      2,064,043
                                 =================


      It is the Company's experience that generally a portion of the portfolio is repaid before the contractual maturity dates. Accordingly, the above tabulation is not to be regarded as a forecast of the timing of future cash collections.

      These loans are pledged as security for the participations.

6.    Reserves Available for Credit Losses

      Changes in reserves available for credit losses for the year ended December 31, 1995 and 1994, consisted of the following:


                                                                          1995                                           1994
                                               -----------------------------------------------------------------         -------
                                                                      Non-          Refundable
                                                 Allowance         Refundable         Dealer                            Allowance
                                                for losses          Discount         Reserves           Total           for losses
                                                ----------        -----------       ----------          -----           ----------
Balance at beginning of period                  $   305,000       $      --         $      --         $   305,000       $   277,316

Additions:
Provision charged to income                       2,762,273              --                --           2,762,273           572,636
Other additions                                        --           4,159,048           817,122         4,976,170              --

Reductions:
Charge-offs, net of
 recoveries                                      (2,414,275)         (584,767)         (162,864)       (3,161,906)         (544,952)
Release of reserves upon
 securitization of automotive
 contracts                                             --          (2,061,280)         (127,000)       (2,188,280)             --
Refund of dealer reserve                               --                --             (22,256)          (22,256)             --
                                                -----------       -----------       -----------       -----------       -----------
Balance at end of period                        $   652,998       $ 1,513,001       $   505,002       $ 2,671,001       $   305,000
                                                ===========       ===========       ===========       ===========       ===========


NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -------------------------------------------------------------------------




      The Company allocated approximately $4.2 million to the reserves available for credit losses during 1995, which represents management's estimate of the purchase discount on automotive finance contracts necessary to absorb future credit losses.

      Management periodically reviews the adequacy of the reserves available for credit losses and considers whether the level of reserve is sufficient to cover any losses of the carrying value based on the collateral pledged for the finance contracts, an analysis of the equity invested in the collateral by the borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with dealers or other sellers of finance contracts.

7.    Net Investment in Operating Leases

                                                                      December 31,
                                                                1995                 1994
      Vehicles held under operating leases, at cost         $    4,449,451    $       1,283,300
      Less:  Accumulated depreciation                             (394,838)             (52,653)
                                                            --------------    -----------------
                                                            $    4,054,613    $       1,230,647
                                                            ==============    =================

      At December 31, 1995, future minimum rental revenue on operating leases are as follows:

                1996                          $      1,078,762
                1997                                   937,021
                1998                                   430,164
                1999                                    24,876
                                             -----------------
                                              $      2,470,823
                                             =================


8.    Property and Equipment

      Property and equipment at December 31, 1995 and 1994 consists of the following:



                                                                     Amount
                                                             ------------------------           Estimated
                                                             1995                1994          useful life
                                                             ----                ----          -----------
      Furniture, fixtures, and office
       equipment                                      $       2,158,928    $        646,899      5-7 years
      Less:  Accumulated depreciation                          (356,039)           (136,014)
                                                      -----------------    ----------------
                                                      $       1,802,889    $        510,885
                                                      =================    ================


      The Company leases office space under agreements which expire December 31, 2002.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



      The future minimum non-cancelable lease payments are as follows:

                      1996                  $        598,872
                      1997                           617,570
                      1998                           644,583
                      1999                           672,408
                      2000                           701,095
                      Thereafter                   1,019,322
                                            ----------------
                                            $      4,253,850
                                            ================


9.    Excess Servicing Receivables

      The Company's excess servicing receivables at December 31, 1995 consists of the following:


      Servicing cash flows on loans sold, net of estimated
       prepayments                                                         $      9,607,000

        Less:
           Discount to present value                                               (834,000)
           Reserve for loan losses                                               (1,705,000)
           Deferred servicing income                                             (2,069,000)
                                                                          -----------------
      Excess servicing receivables                                         $      4,999,000
                                                                          =================


NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -----------------------------------------------------------------------



10.     Debt Participation Interests

      Debt participation interests at December 31, 1995 and 1994 consists of the following:


                                                                                                1995                    1994
      Participation with Fairfax Savings, a Federal Savings Bank ("Fairfax"), interest at fixed rates ranging from 10% to 13.5%; principal and interest due monthly, secured by undivided interest in automotive finance
      contracts, consumer finance contracts, and mortgage finance contracts.              $    41,845,372         $       9,321,395
      Participations with investors, secured by undivided
      interest in automotive finance contracts, consumer
      finance contracts and mortgage finance contracts;
      interest at a fixed rate of 18%.                                                            470,432                   911,311

      Participations with a stockholder, secured by
      undivided interest in certain automotive finance
      contracts and mortgage finance contracts; interest
      at fixed rates of 11.5%-18%.                                                                 64,718                    40,939
                                                                                          ---------------         -----------------
                                                                                          $    42,380,522         $      10,273,645
                                                                                          ===============         =================


      In general, under the terms of the participation agreements, principal payments on the agreements are tied to the payments received from the contracts which secure the borrowings. Interest is due monthly. Proceeds received from contracts financed by Fairfax are first paid to Fairfax to the extent of any unpaid principal and interest due on participations. Thereafter, proceeds are allocated to a reserve account until certain balances are achieved and the remainder is paid to the Company.

      Under the Company's participation agreements, collections received from loans securing the participations are deposited into restricted, trust bank accounts pending distributions to participation holders. Distributions generally are disbursed to participants once each month for the previous month's collections.

      The Company services the loan and lease receivables collateralizing the participation arrangements, including payment collection and posting, contact with customers, and repossession and disposal of collateral on defaulted contracts.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



      Scheduled maturities of debt participation interests at December 31, 1995 are as follows:

        1996                                $     11,971,194
        1997                                      10,532,585
        1998                                      10,832,758
        1999                                       6,699,261
        2000                                       2,127,517
        Thereafter                                   217,207
                                            ----------------
                                            $     42,380,522
                                            ================


11.     Credit and Warehouse Facilities

      Credit and warehouse facilities at December 31, 1995 and 1994 consists of the following:


                                                                                         1995                 1994
      Note payable under a $25 million ($10 million at December 31, 1994)
      automobile loan and lease financing facility, interest due monthly at 5.5%
      over LIBOR established and fixed at time of funding (weighted average rate of 9.3% at December 31, 1995) with General Electric Capital Corporation,
      secured by certain automotive finance contracts.                             $     21,844,149    $      11,019,914
      Note payable under a $50 million repurchase
      financing facility with Greenwich Capital secured
      by automotive finance contracts.  Interest due
      monthly at 2.25% over LIBOR (weighted average
      rate of 8.1% at December 31, 1995).                                                11,584,797              --

      Note payable under a $20 million restricted financing facility with
      Congress Financial Corporation, interest due monthly at 2% over prime rate
      (10.75% at December 31, 1995), secured by automotive finance contracts,
      consumer finance contracts, and mortgage finance contracts.                            --                   977,123

      Unsecured notes.                                                                       --                   231,359
                                                                                    ----------------    -----------------
                                                                                    $     33,428,946    $      12,228,396
                                                                                    ================    =================


      The repurchase facility is used to warehouse automotive finance contracts pending securitization. Under the terms of the repurchase facility, the Company has agreed to engage the lender as investment underwriter on these securitizations until such time that the Company has securitized a cumulative $250 million in automotive finance contracts.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -----------------------------------------------------------------------------



      Scheduled maturities of credit and warehouse facilities at December 31, 1995 are as follows:

        Upon securitization                        $     11,584,797
        1996                                              5,071,529
        1997                                              5,459,096
        1998                                              6,081,862
        1999                                              4,441,201
        2000                                                765,133
        Thereafter                                           25,328
                                                  -----------------
                                                   $     33,428,946
                                                  =================


      Since the repayment of the above debt is directly related to the timing of the future cash collections of the related finance contracts, the above schedule of maturities may not be representative of the actual repayments. The above schedule of maturities excludes the balances held in the reserve accounts.

      Scheduled maturities under the repurchase financing facility are structured to coincide with the securitization of the underlying automotive finance contracts collateralizing the facility.

      The Company must maintain certain net worth and liquidity ratios based on covenants within its debt agreements.

12.     Convertible Subordinated Debt

      Convertible subordinated debt at December 31, 1995 and 1994 consists of the following:


                                                                                 1995              1994

      Principal outstanding                                                $     13,065,000    $        --
      Value assigned to warrants on outstanding debt                               (140,621)            --
                                                                           ----------------    ------------
      Convertible subordinated debt, net                                   $     12,924,379    $        --
                                                                           ================    ============

      During 1995, the Company completed the offering and sale in private placement transactions of 9% Convertible Subordinated Debt (the "Debentures") along with detachable common stock purchase warrants. The principal amount and accrued interest due under the Debentures is convertible into shares of common stock at the option of the holders at conversion prices ranging from $9.00 to $12.50. In addition, the Company may redeem the debt together with accrued interest, at redemption prices ranges from $15 to $25, provided that the stock price of the Company's common stock trades at the redemption price for twenty consecutive trading days. Through December 31, 1995, an aggregate of $8,260,000 of Debentures was converted into 930,519 shares of common stock.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ----------------------------------------------------------------------------



      Scheduled maturities of convertible subordinated debt at December 31, 1995 are as follows:

        1996                           $     10,065,000
        1997                                      --
        1998                                  3,000,000
                                      -----------------
                                       $     13,065,000
                                      =================


13.     Stockholders' Equity

      In October 1993, the president and chief executive officer of the Company, who is also a stockholder, purchased all outstanding shares not previously owned by him to give him 95% ownership in the Company. The president of NAC owned the remaining 5%. In connection with this transaction, the stockholder executed a note in favor of the Company; the note bore interest at 5% and was due September 30, 1995. In June 1994, the Company redeemed 2,143 shares of its common stock from this stockholder by cancelling the note.

      Merger

      In accordance with the terms of the Merger, of the 3,160,000 shares of common stock issued to the Company's stockholders, 400,000 shares issued to certain directors and officers were placed in a Voting Trust under the terms of a Voting Trust Agreement. The Voting Trust provides that, on any matter requiring stockholder vote, the trustee will vote the shares in the same percentage as the other then issued and outstanding shares of common stock are voted. Such shares may be released from the Voting Trust pursuant to the following formula. Based upon the Company's audited financial statements for the years ending December 31, 1995, 1996, and 1997, 10,000 shares will be released for each $150,000 of cumulative net income after taxes the Company earns up to $3,000,000, and 5,000 shares will be released for each $150,000 of cumulative net income after taxes in excess of $3,000,000, less the number of shares previously released under this formula. Any shares not released within three years will be cancelled. Originally, the Company intended to account for the release of all shares held in the Voting Trust as compensation expense. In 1995, the Company reassessed the accounting for shares after further consideration of the relevant facts and circumstances and has determined that the release of 340,000 of the 400,000 shares placed into the Voting Trust will be considered additional consideration of the Merger and not result in compensation expense. The remaining 60,000 shares will still be considered compensatory in nature resulting in a charge to earnings for the fair market value at the date of release. As of December 31, 1995, 200,000 of the 400,000 shares have been earned and are eligible for release of which $280,000 has been reflected as a non-cash charge to operations for the portion of the 60,000 shares eligible for release.

      Concurrent with the completion of the Merger, certain stockholders entered into a Shareholders' Agreement whereby the stockholders agreed, among other provisions, for the election of eight directors, two of which will be independent directors. The Shareholders' Agreement also provides certain limitations on transactions involving the stockholders' shares.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -----------------------------------------------------------------------------



      Stock Option Plan

      The Company has adopted a stock option plan (the "Plan") which covers 600,000 shares of the Company's common stock. Under the terms of the Plan, officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and stock appreciation rights. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of the grant. For any stockholder owning more than 10% of the outstanding common stock, incentive stock options are exercisable for a period of up to five years from the date of grant at an exercise price which is not less than 110% of the fair market value of the Company's common stock on the date of the grant. Non-qualified stock options and stock appreciation rights may be granted on terms determined by the Company's Board of Directors. Stock appreciation rights give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and surrender.

      The following table presents activity for the Plan for the years ended December 31, 1995 and 1994:



                                                         Number of        Price per
                                                          Shares            Share
      Options Outstanding, December 31, 1993                --                 --

      Options granted                                      215,000        $6.00 - $6.60
      Options exercised                                     --                 --
      Options cancelled                                     --                 --
                                                          --------

      Options Outstanding, December 31, 1994               215,000        $6.00 - $6.60

      Options granted                                      328,500      $13.25 - $16.50
      Options exercised                                      --                --
      Options cancelled                                      --                --
                                                          --------

      Options Outstanding, December 31, 1995               543,500       $6.00 - $16.50
                                                          --------


      Aggregate proceeds from the exercise of all options outstanding approximate $6 million at December 31, 1995. No options were exercisable at December 31, 1995.

      Purchase Option

      During August 1995, the Company acquired an option to purchase the assets of Special Finance, Inc. ("SFI"). SFI is a Florida based auto finance broker that at December 31, 1995 provided approximately 35% of the Company's acquired automotive finance contracts. The option expires August 1, 2000 and gives the Company the right to purchase the business of SFI for the purchase price of $1,000,000, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. An option price of $250,000 paid to SFI on August 1, 1995 is to be credited against the purchase price.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ----------------------------------------------------------------------------



      In the event the Company decides to exercise the Purchase Option, the Company has agreed to register the shares of Common Stock to be distributed in the transaction, and pending such registration, the Company has agreed to lend up to $900,000 to the sole stockholder of SFI at then prevailing market rates of interest, with such loan being secured by a security interest in up to 120,000 shares until such time as the shares are registered.

      Management is currently evaluating the economic benefits of exercising the Purchase Option and to date, has made no determination on the likelihood of whether or when such a purchase may occur, if at all. In the interim, the Purchase Option provides the Company with a right of first refusal to purchase all of the finance contracts acquired or originated by SFI.

      Stock Purchase Warrants

      The Company has issued detachable stock purchase warrants (the "warrants') in connection with the private placement of convertible subordinated debt. At December 31, 1995, the Company had 1,961,125 in warrants outstanding at exercise prices ranging from $9 to $15. The warrants contain features that permit redemption at $.001 per warrant based on the average trading prices of the Company's common stock.

14.   Income Taxes

      The components of the provision for income taxes for the years ended December 31, 1995 and 1994, consist of the following:



                                                         1995              1994
      Current tax expense:
        Federal                                   $    360,243        $     231,591
        State                                           72,951               43,981
                                                  ------------        -------------
                                                       433,194              275,572
                                                  ------------        -------------
      Deferred tax expense (benefit):
        Federal                                      1,349,092              (10,390)
        State                                          144,035               (1,839)
                                                  ------------        -------------
                                                     1,493,127              (12,229)
                                                  ------------        -------------
      Total provision for income taxes            $  1,926,321        $     263,343
                                                  ============        =============

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



      The income tax provision differs from the amount determined by multiplying pre-tax income by the statutory federal income tax rate. The reconciliation between the expected tax provision and the actual tax provision is as follows:

      Income taxes at statutory rate                                       $      1,653,185    $         223,606
      State taxes                                                                   141,721               27,814
      Other                                                                         131,415               11,923
                                                                           ----------------    -----------------
      Provision for income taxes                                           $      1,926,321    $         263,343
                                                                           ================    =================



      The net deferred income tax liability as of December 31, 1995 and 1994, is comprised of the following temporary differences:


                                              1995           1994

Deductible Temporary Differences
Deferred gain on sale of loan portfolio   $      --      $    89,392
Depreciation                                5,850,659      2,400,978
Bad debt reserves                             362,441        114,772
Other                                            --            7,189
                                          -----------    -----------
Deferred income tax asset                   6,213,100      2,612,331
                                          -----------    -----------
Taxable Temporary Differences
Direct financing leases                    (6,685,591)    (2,709,132)
Book over tax gain on sale of contracts    (1,131,096)          --
Capitalized loan costs                           --          (13,659)
                                          -----------    -----------
Deferred income tax liability              (7,816,687)    (2,722,791)
                                          -----------    -----------
Net deferred income tax liability         $(1,603,587)   $  (110,460)
                                          ===========    ===========

15.     Related Party Transactions

      In October 1994, the Company sold a repossessed boat to an officer of the Company in consideration for a note in the amount of $89,000 and the offset by the Company of a $21,000 payable to the officer. The note bore interest at an annual rate of 10% and was repaid in 1995.

      On November 30, 1994, the Company sold a portfolio of 14 loans with a total principal balance of $1.1 million to the president and chief executive officer of the Company for a price of $591,000. These loans were included in a portfolio purchased during 1994 at a significant discount. The portion of the purchase price allocated to the loans sold approximated the sales price to the officer; therefore, no gain or loss was recognized on the sale. The Company sold these loans at a purchase price based on the estimated discounted cash flows anticipated on the specific loans purchased. This is the same method the Company uses to value its bulk portfolio acquisitions. The sales price

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - ------------------------------------------------------------------------------



      of the loans reduced a previously established liability owed by the Company to the officer for bonuses and dividends. The Company continues to service the loans for the officer.

      An affiliate provided executive and financial services to the Company during 1994. The Company reimbursed the affiliate $675,000 for these services under a consulting agreement. The consulting agreement includes providing advice on the purchase and sale of consumer loan and lease portfolios and financing arrangements. Under the terms of the agreement, the Company pays the affiliate a fee of $50,000 per month through March 1995. During 1994, the Company prepaid the remaining amounts due under the contract at a $75,000 discount. The unamortized portion of the payment in the amount of $131,000 is included in other assets at December 31, 1994.

      Upon completion of the Merger, the Company entered into an employment agreement (the "Agreement") with the president and chief executive officer of the Company. The Agreement provides for a base salary of $275,000 per year plus discretionary bonuses, as approved by the Board of Directors, in addition to certain benefits. The Agreement is renewable annually for successive three year periods; however, the president may terminate the Agreement upon written notice the earlier of one year from the date of such notice or 90 days after his replacement has been hired by the Company. The president may not terminate the Agreement prior to three years from the date of the Agreement. During 1995, the Board of Directors approved an increase in base salary to $300,000 per year.

      At December 31, 1995, the Company had a stockholder loan payable in the amount of $2,919,000, interest at 9%, which is due on March 31, 1996. However, this loan may be extended at the discretion of the chief executive officer for 30 day periods.

16.     Employee Benefits

      The Company sponsors a 401(k) savings plan covering most employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Total Company contributions were $48,355 and $22,787 for the years ended December 31, 1995 and 1994, respectively.

17.     Litigation

      The Company is involved in various litigation matters arising in the normal course of business. Legal counsel's and management's assessment are that none of these matters are anticipated to have a material adverse impact on the financial position or results of operations of the Company.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------



18.     Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time using estimates of rates of return that the Company believes would be required by independent third party investors. Accordingly, these estimates may not be indicative of rates that would be required if actual sales had taken place.

      Finance Receivables

      The fair value of finance receivables is computed by using estimated market rates of return desired by bulk purchasers.

      Excess Servicing Receivables

      Excess servicing cash flows over the estimated remaining life of the contracts have been calculated using estimates for prepayments, losses and weighted average discount rates, which the Company expects market participants would use for similar instruments. Accordingly, the carrying amount approximates the fair value.

      Debt Participation Interests; Credit and Warehouse Facilities

      The fair value of existing debt is computed based on rates currently available to the Company for debt with similar terms and maturities.

      Other Financial Liabilities

      The fair value of other financial liabilities closely approximates carrying amount.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------


      The estimated fair values of the Company's financial instruments at December 31, 1995 were as follows:

                                                      December 31, 1995
                                                 --------------------------
                                                 Carrying           Fair
                                                  Amount            Value
                                                 --------          -------
      Financial Assets:
      Cash                                    $     920,981    $     920,981
      Restricted cash                             1,031,734        1,031,734
      Finance receivables:
        Automotive finance contracts             97,119,635       97,323,178
        Consumer finance contracts                2,289,503        2,383,365
        Mortgage finance contracts                1,805,068        1,981,481
      Excess servicing receivables                4,999,165        4,999,165
                                              -------------    -------------
           Total                              $ 108,166,086    $ 108,639,904
                                              =============    =============

      Financial Liabilities:
      Debt participation interests            $  42,380,522    $  42,305,963
      Credit and warehouse facilities            33,428,946       33,017,076
      Convertible subordinated debt              12,924,379       12,924,379
      Stockholder loans                           2,919,000        2,919,000
                                              -------------    -------------
           Total                              $  91,652,847    $  91,166,418
                                              =============    =============

19.     Subsequent Events

      In January 1996, the Company completed the sale of $2.5 million of additional subordinated debentures with terms similar to previously issued convertible subordinated debt.

      On March 22, 1996, the Company completed a securitization of automotive finance contracts of approximately $40.8 million.

(b)   The following Exhibits are filed as part of this Report:

================================================================================
Exhibit No.        Description                      Method of Filing
- - --------------------------------------------------------------------------------
2.1                Merger Agreement                 Incorporated by
                   between the                      reference to Exhibit
                   shareholders of NAL              2.1 to the Registrant's
                   Financial Group Inc.,            Form 8-K filed under
                   NAL Financial Group              the Securities Exchange
                   Inc., and the                    Act of 1934 on December
                   Registrant dated                 8, 1994 (the "Form 8-
                   October 4, 1994 and as           K")
                   amended, November 30,
                   1994

- - --------------------------------------------------------------------------------
3.1                Certificate of                   Incorporated by
                   Incorporation of                 reference to Exhibit
                   Registrant, as amended           3.1 to the Registrant's
                   December 1, 1994                 Registration Statement
                                                    on Form SB-2 filed
                                                    under the Securities
                                                    Act of 1933 on January
                                                    31, 1995, Registration
                                                    No. 33-88966 (the
                                                    "January 1995
                                                    Registration
                                                    Statement")
- - --------------------------------------------------------------------------------
3.2                By-laws of the                   Incorporated by
                   Registrant as amended            reference to Exhibit
                   as of November 30, 1994          3.2 to the January 1995
                                                    Registration Statement
- - --------------------------------------------------------------------------------
4.1                Copy of Specimen Common          Incorporated by
                   Stock Certificate                reference to Exhibit
                                                    4.1 to the January 1995
                                                    Registration Statement
- - --------------------------------------------------------------------------------
4.2                Form of 9% Subordinated          Incorporated by
                   Convertible Debenture            reference to Exhibit
                                                    4.2 to the Registration
                                                    Statement on Form SB-2,
                                                    Registration No. 33-
                                                    97948, filed on October
                                                    25, 1995 (the "October
                                                    1995 Registration
                                                    Statement")
- - --------------------------------------------------------------------------------
4.3                Form of Common Stock             Incorporated by
                   Purchase Warrant                 reference to Exhibit
                                                    4.3 to the October 1995
                                                    Registration Statement.
- - --------------------------------------------------------------------------------
4.4                Form of Registration             Incorporated by
                   Rights Agreement                 reference to Exhibit
                                                    4.4 of the October 1995
                                                    Registration Statement.

- - --------------------------------------------------------------------------------
9.1                Voting Trust Agreement           Incorporated by
                   by and among English,            reference to Exhibit
                   McCaughan & O'Bryan,             2.2 to the Form 8-K
                   P.A., John T.
                   Schaeffer, Robert J.
                   Carlson and The Robert
                   R. Bartolini Trust,
                   dated November 30, 1994
- - --------------------------------------------------------------------------------
10.2               Loan and Security                Incorporated by
                   Agreement between                reference to Exhibit
                   Congress Financial               10.2 to the January
                   Corporation and the              1995 Registration
                   Registrant dated March           Statement
                   16, 1993
- - --------------------------------------------------------------------------------
10.3               Program Agreement                Incorporated by
                   between NAL Acceptance           reference to Exhibit
                   Corporation and General          10.3 to the October
                   Electric Capital Auto            1995 Registration
                   Lease, Inc. dated July           Statement
                   1, 1995
- - --------------------------------------------------------------------------------
10.4               Amended and Restated             Incorporated by
                   Loan and Security                reference to Exhibit
                   Agreement between                10.4 to the January
                   General Electric                 1995 Registration
                   Capital Corporation and          Statement
                   NAL Acceptance
                   Corporation dated
                   September 28, 1994
- - --------------------------------------------------------------------------------
10.5               Loan Purchase Agreement          Incorporated by
                   between Fairfax Savings          reference to Exhibit
                   Bank and the Registrant          10.5 to the January
                   dated October 6, 1994            1995 Registration
                                                    Statement
- - --------------------------------------------------------------------------------
10.6               Participation Agreement          Incorporated by
                   between Fairfax                  reference to Exhibit
                   Savings, FSB and NAL             10.6 to the January
                   Acceptance Corporation           1995 Registration
                   dated December 14, 1993          Statement
- - --------------------------------------------------------------------------------
10.7               Employment Agreement by          Incorporated by
                   and between the                  reference to Exhibit
                   Registrant and Robert            10.7 to the October
                   R. Bartolini dated               1995 Registration
                   November 30, 1994                Statement
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
10.8               Lease Agreement by and           Incorporated by
                   between NAL Acceptance           reference to Exhibit
                   Corporation and The              10.8 to the October
                   Northwestern Mutual              1995 Registration
                   Life Insurance Company           Statement
                   dated October 2, 1991,
                   as modified by Lease
                   Modification Agreement
                   #1 dated February 18,
                   1994 and Lease
                   Modification Agreement
                   #2 dated January 20,
                   1995
- - --------------------------------------------------------------------------------
10.9               Lease Agreement by and           Incorporated by
                   between NAL Acceptance           reference to Exhibit
                   Corporation and The              10.9 to the October
                   Northwestern Mutual              1995 Registration
                   Life Insurance Company           Statement
                   dated June 7, 1994 as
                   modified by Lease
                   Modification Agreement
                   #1 dated June 28, 1994,
                   Lease Modification
                   Agreement #2 dated
                   December 1, 1994 and
                   Lease Modification
                   Agreement #3 dated
                   January 20, 1995
- - --------------------------------------------------------------------------------
10.10              Modification Agreement           Incorporated by
                   # 4 dated July 1, 1995           reference to Exhibit
                   to Lease Agreement by            10.10 to the October
                   and between NAL                  1995 Registration
                   Acceptance Corporation           Statement
                   and the Northwestern
                   Mutual Life Insurance
                   Company dated June 7, 1994.
- - --------------------------------------------------------------------------------
10.11              Sublease Agreement by            Incorporated by
                   and between NAL                  reference to Exhibit
                   Acceptance Corporation           10.11 to the October
                   and FTM Holdings, Inc.           1995 Registration
                   dated March 30, 1994             Statement
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
10.12              Sublease Agreement by            Incorporated by
                   and between the                  reference to Exhibit
                   Registrant and FTM               10.12 to the October
                   Holdings, Inc. dated             1995 Registration
                   February 1, 1995                 Statement
- - --------------------------------------------------------------------------------
10.13              Master Repurchase                Incorporated by
                   Agreement between                reference to Exhibit
                   Greenwich Capital                10.13 to the October
                   Financial Products,              1995 Registration
                   Inc. and Autorics, Inc.          Statement
                   dated September 5, 1995
- - --------------------------------------------------------------------------------
10.14              Option to Purchase               Incorporated by
                   Assets of Special                reference to Exhibit
                   Finance, Inc. dated              10.14 to the October
                   August 1, 1995                   1995 Registration
                                                    Statement
- - --------------------------------------------------------------------------------
10.15              Receivables Purchase             Incorporated by
                   Agreement among NAL              reference to Exhibit
                   Acceptance Corporation,          10.15 to Post-Effective
                   Autorics II, Inc. and            Amendment No. 1 to the
                   Autorics, Inc. dated             October 1995
                   December 1, 1995                 Registration Statement
- - --------------------------------------------------------------------------------
10.16              Sale and Servicing               Incorporated by
                   Agreement among NAL              reference to Exhibit
                   Auto Trust 1995-1 and            10.16 to Post-Effective
                   Autorics II, Inc., NAL           Amendment No. 1 to the
                   Acceptance Corporation           October 1995
                   and Bankers Trust                Registration Statement
                   Company dated December
                   1, 1995
- - --------------------------------------------------------------------------------
10.17              Indenture between NAL            Incorporated by
                   Auto Trust 1995-1 and            reference to Exhibit
                   Bankers Trust Company            10.17 to Post-Effective
                   dated December 1, 1995           Amendment No. 1 to the
                                                    October 1995
                                                    Registration Statement
- - --------------------------------------------------------------------------------
10.18              Administration                   Incorporated by
                   Agreement among NAL              reference to Exhibit
                   Auto Trust 1995-1, NAL           10.18 to Post-Effective
                   Acceptance Corporation,          Amendment No. 1 to the
                   and Bankers Trust                October 1995
                   Company dated December           Registration Statement
                   1, 1995
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
10.19              Trust Agreement between          Incorporated by
                   Autorics II, Inc. and            reference to Exhibit
                   Wilmington Trust dated           10.19 to Post-Effective
                   December 1, 1995                 Amendment No. 1 to the
                                                    October 1995
                                                    Registration Statement
- - --------------------------------------------------------------------------------
10.20              Certificate Purchase             Incorporated by
                   Agreement between                reference to Exhibit
                   Autorics II, Inc. and            10.20 to Post-Effective
                   NAL Acceptance                   Amendment No. 1 to the
                   Corporation dated                October 1995
                   December 20, 1995                Registration Statement
- - --------------------------------------------------------------------------------
10.21              Note Purchase Agreement          Incorporated by
                   between Autorics II,             reference to Exhibit
                   Inc. and NAL Acceptance          10.21 to Post-Effective
                   Corporation dated                Amendment No. 1 to the
                   December 20, 1995                October 1995
                                                    Registration Statement
- - --------------------------------------------------------------------------------
21                 Subsidiaries of the              Incorporated by
                   Registrant                       reference to Exhibit 21
                                                    to Post-Effective
                                                    Amendment No. 1 to the
                                                    October 1995
                                                    Registration Statement
================================================================================

(c)    Reports on Form 8-K.

            None.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the ____ day of ______________, 1996.

                                     NAL FINANCIAL GROUP INC.



                                     BY:   /s/Robert R. Bartolini
                                           -----------------------------
                                           Robert R. Bartolini
                                           Chief Executive Officer
                                           (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

       Signature                     Title                   Date
       ---------                     -----                   ----

       ----------------------
       Robert R. Bartolini           Chairman of the         _____________, 1996
                                     Board, President
                                     and Chief Executive
                                     Officer (Principal
                                     Executive Officer)

       ----------------------
       Robert J. Carlson             Vice President-         _____________, 1996
                                     Finance (Principal
                                     Accounting Officer)

        ----------------------
       John T. Schaeffer             Director                _____________, 1996


       ----------------------
       James F. DeVoe                Director                _____________, 1996


       ----------------------
       David R. Jones                Director                _____________, 1996