Form 10-Q
period 1996-03-31
NAL FINANCIAL GROUP INC
filed 1996-05-14
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______________ to
         _____________________.

                         Commission File Number: 0-25476

                            NAL FINANCIAL GROUP INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    23-2455294
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


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

                           (1)    Yes   X             No
                                      -----             -----
                           (2)    Yes   X             No
                                      -----             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the Registrant's sole class of common stock, as of May 1, 1996 is 6,838,107 shares.

         Transitional Small Business Disclosure Format

                               Yes         No   X
                                  ----        -----

                            NAL FINANCIAL GROUP INC.
                                      INDEX

Part I        Financial Information*                                       Page
- - ------        ----------------------                                       ----

Item 1        Consolidated Balance Sheets - March 31, 1996 and
              December 31, 1995                                               3

              Consolidated Statements of Operations - for the
              Three Months Ended March 31, 1996 and 1995                      4

              Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended March 31, 1996 and
              1995                                                            5

              Notes to Consolidated Financial Statements                    6-8


Item 2        Management's Discussion and Analysis or Plan of
              Operation                                                    9-24

Part II       Other Information

Item 1        Legal Proceedings                                              25

Item 2        Changes in Securities                                          25

Item 3        Defaults Upon Senior Securities                                25

Item 4        Submission of Matters to a Vote of Securities
              Holders                                                        25

Item 5        Other Information                                              25

Item 6        Exhibits and Reports on Form 8-K                               25

              (a)   Exhibits
                    --------

- - -------------
* The accompanying financial information at March 31, 1996 and the quarter then ended is not covered by an Independent Certified Public Accountant's Report.

NAL Financial Group Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)
- - -------------------------------------------------------------------------------


                                                                   March 31,           Dec 31,
                                                                     1996               1995
                                                                   ---------         ----------
ASSETS
 Finance receivables, net                                          $ 100,917         $ 101,214
 Cash                                                                  2,738               921
 Restricted cash                                                       1,292             1,032
 Accrued interest receivable                                           1,436             1,460
 Investment in operating leases, net                                   4,146             4,055
 Automobile inventory                                                  3,594             1,886
 Property and equipment, net                                           1,933             1,803
 Excess servicing receivables                                         10,213             4,999
 Other assets                                                          3,735             4,665
                                                                   ---------       -----------
         TOTAL ASSETS                                              $ 130,004         $ 122,035
                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Debt participation interests                                       $ 37,907          $ 42,380
 Credit & warehouse facilities                                        40,676            33,429
 Convertible subordinated debt, net                                   15,430            12,924
 Stockholder loans                                                     2,962             2,919
 Drafts payable                                                        2,627             2,593
 Deferred taxes                                                        2,389             1,604
 Accounts payable and accrued expenses                                 1,312             1,047
 Other liabilities                                                       946             1,279
                                                                   ---------         ---------
         TOTAL LIABILITIES                                           104,249            98,175
                                                                   ---------         ---------
Commitments and contingencies                                           -                 -
                                                                   ---------         ---------

STOCKHOLDERS' EQUITY
Preferred stock - $1,000 par value:
 10,000,000 shares authorized, no shares issued                          -                -
 Common stock - $.15 par value:
 50,000,000 shares authorized,
 6,700,041 shares issued and outstanding
 at March 31, 1996 and December 31, 1995                               1,005             1,005
 Paid in capital                                                      18,603            18,525
 Retained earnings                                                     6,147             4,330
                                                                    --------          --------
         TOTAL STOCKHOLDERS' EQUITY                                   25,755            23,860
                                                                   ---------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $130,004          $122,035
                                                                    ========          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 1996 and March 31, 1995
(In thousands, except per share amounts)
- - -------------------------------------------------------------------------------


                                                                    March 31,          March 31,
                                                                      1996               1995
                                                                   ---------           --------
INTEREST INCOME
 Finance charges and purchase discount accretion                     $ 4,892           $ 2,532
 Interest expense                                                     (2,485)             (939)
                                                                   ---------          --------
   Net interest income before provision for credit losses              2,407             1,593
 Provision for credit losses                                            (891)             (317)
                                                                   ---------          --------
   Net interest income after provision for credit losses               1,516             1,276
                                                                   ---------           -------

OTHER INCOME
 Gain on sale of contracts                                             2,997               -
 Fees and other                                                        1,810               155
                                                                   ---------          --------
   Total other income                                                  4,807               155
                                                                   ---------          --------

OPERATING AND OTHER EXPENSES
 Salaries and employee benefits                                        1,586               257
 Depreciation and amortization                                           436               125
 Occupancy expense                                                       213               123
 Professional and consulting services                                    299               221
 Other operating expenses                                                690               481
 Non cash charge for the release of escrow shares                        107              -
                                                                   ---------          --------
   Total expenses                                                      3,331             1,207
                                                                   ---------          --------
 Income before income taxes                                            2,992               224
 Provision for income taxes                                           (1,174)              (85)
                                                                   ---------          --------

NET INCOME                                                           $ 1,818           $   139
                                                                     =======           =======

Primary Earnings Per Share:
 Net Income available to common and common
 equivalent shares                                                    $1,818              $139

 Weighted average number of common and common
 equivalent shares                                                     7,234             5,192

 Net income per share                                                   $.25              $.03

Fully diluted Earnings Per Share:
  Net Income available to common and common
  equivalent shares                                                   $2,047              $139

 Weighted average number of common and common
 equivalent shares                                                     8,700             5,592

 Net income per share                                                   $.24              $.02





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 1996 and 1995
(In thousands)

                                                                                  1996               1995
                                                                                --------           --------
Cash flows from operating activities:
   Net income                                                                   $  1,818            $ 139
   Adjustments to reconcile net income to net cash
      used in provided by operating activities:
          Accretion of purchase discount                                            -                (246)
          Provision for credit losses                                                891              317
          Depreciation and amortization                                              436              125
          Gain on sale of loan pools                                              (2,997)             -
            Non cash charge - escrow shares                                          107
   Changes in assets and Liabilities:
      Increase in excess servicing receivables                                    (5,214)             -
      Other, net                                                                   1,044            2,077
                                                                               ---------       ----------

          Net cash (used in) provided by operating activities                     (3,915)           2,412
                                                                               ---------       ----------

Cash flows from investing activities:
   Purchase of finance contracts                                                 (49,620)        (32,265)
   Payments received on finance contracts                                         11,727           7,371
   Purchase of property and equipment                                               (218)          (212)
                                                                               ---------       ----------


Net cash used in investing activities                                            (38,111)        (25,106)
                                                                               ---------       ----------

Cash flows from financing activities:
   Net proceeds from financings                                                   52,643           30,048
   Repayments of financings                                                      (49,827)          (7,751)
   Net proceeds from securitization of finance contracts                          38,527             -
   Proceeds from issuance of subordinated debt                                     2,500             -
                                                                               ---------       ----------

Net cash provided by financing activities                                         43,843           22,297
                                                                               ---------       ----------
Net increase (decrease) in cash and cash equivalents                               1,817             (397)
Cash and cash equivalents, beginning of period                                       921              665
                                                                               =========       ==========

Cash and cash equivalents, end of period:                                      $   2,738       $      268
                                                                               =========       ==========

Supplemental disclosures of cash flow information

Cash paid during the period for interest                                       $   2,265        $     922
                                                                               =========        =========

Cash paid during the period for taxes                                          $     356       $       57
                                                                               =========       ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            NAL Financial Group Inc.
                   Notes To Consolidated Financial Statements
                                 March 31, 1996


1.  Basis of Presentation

The interim financial information of NAL Financial Group Inc. (the "Company"), which is included herein, is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the adjustments necessary to fairly present the results of the interim periods and all such adjustments which are of a normal recurring nature. The interim financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries and should be read in conjunction with the audited financial statements, and the footnotes thereto, for the year ended December 31, 1995. Certain 1995 amounts have been reclassified to conform with the current year presentation.

Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

2.  Finance Receivables

Finance receivables as of March 31, 1996 and December 31, 1995 consist of the following:


(In thousands)                                            March 31,           Dec. 31,
                                                            1996                1995
                                                         ---------           ----------
     Automotive finance contracts
     Gross contracts receivable                           $109,175             $106,983
        Less:   Unearned interest                           (7,701)              (7,069)
                 Deferred acquisition fees                    (107)                (123)
                                                         ---------            ---------
                                                           101,367               99,791
                                                           -------              -------


     Consumer contracts receivable
     Gross contracts receivable                              2,483                2,768
        Less:  Unearned interest                              (233)                (286)
               Purchase discount                              (193)                (193)
                                                         ---------            ---------
                                                             2,057                2,289
                                                          --------             --------

     Mortgage loans receivable
     Gross loans receivable                                  1,924                2,064
        Less: Purchase discount                               (259)                (259)
                                                         ---------            ---------
                                                             1,665                1,805
                                                          --------             --------

     Total net finance receivables                         105,089              103,885
     Reserve available for credit losses                    (4,172)              (2,671)
                                                          --------            ---------

     Total finance receivables, net                       $100,917             $101,214
                                                          ========             ========


The reserve available for credit losses consists of an allowance for losses established through a provision from earnings, non-refundable purchase discount on automotive finance contracts purchased from dealers, and refundable reserves such as dealer holdback. Purchase discount represents the differential, if any, between the amount financed on a contract and the price paid by the Company to acquire the contract, net of any acquisition costs. Any discount on automotive finance contracts which management considers necessary to absorb future credit losses is allocated to the reserve available for credit losses. The remaining portion of the discount, if any, is recognized as interest income over the life of the contracts.

The following table sets forth the components of the total reserve available for credit losses as of March 31, 1996 and December 31, 1995:

                                                                     March 31,          Dec. 31,
                                                                       1996               1995
                                                                     ---------          --------
(In thousands)
          Non-refundable purchase discount                            $2,887             $1,513
          Allowance for credit losses                                    877                653
          Dealer holdback                                                408                505
                                                                      ------             ------
             Total reserve available for credit losses                $4,172             $2,671
                                                                      ======             ======


3.  Excess Servicing Receivables

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

4.  Voting Trust Agreement

On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive, public company. Of the 3,160,000 shares of the Company's common stock received by certain stockholders in conjunction with the merger, 400,000 shares were placed into a voting trust agreement (the "Agreement") by which shares may be released on an annual basis pursuant to a formula tied to net income earned by the Company. Any shares not released from the Agreement at the end of three years will be canceled.

Management has evaluated the accounting treatment relating to the potential release of the shares under the Agreement using recent accounting guidance and the relevant facts and circumstances, and has determined that the potential release of approximately 340,000 shares of the total amount of shares held under the Agreement is not compensatory. The potential release of the remaining approximately 60,000 shares is considered compensatory based on the relevant facts and circumstances and, accordingly, an expense will be reflected for financial reporting purposes as these shares become eligible for release. This expense will be a non-cash charge and will not affect working capital or total stockholders' equity.

Accordingly, compensation expense of $107,000 has been recorded for the three months ended March 31, 1996 for the portion of the 60,000 shares that has become eligible for release under the Agreement.

5. Subsequent Events

During April 1996, $1,140,000 in convertible subordinated debt converted to 138,066 shares of common stock.

Also during April, the Company issued $10 million in additional convertible subordinated debt together with 675,000 common stock purchase warrants. The debt matures in 18 months and carries a 9% coupon rate. The holder may convert the debt on or prior to the maturity date at a conversion rate of the lower of (i) $12.00; or (ii) 80% of the closing bid price upon conversion.

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

          Because of the opportunities presented by the insolvency and reorganization of many financial institutions at the time, from inception through the second quarter of 1994, the Company's principal activities involved the bulk purchase and servicing of seasoned portfolios of consumer and mortgage loans and auto lease receivables that had been administered by the Resolution Trust Corporation (RTC) or Federal Deposit Insurance Corporation (FDIC).

          In response to the decreasing availability of seasoned portfolios, since the second quarter of 1994, the Company's principal focus has shifted to other segments of the consumer finance industry, particularly auto finance. Although opportunistic purchases of seasoned portfolios may still be considered by management, the principal focus of the Company's business since June 1994, has been the acquisition and servicing of automotive leases and loans originated by dealers in connection with sales or leases to persons with non-prime credit. While certain of the Company's loans and leases may be held until maturity, the Company intends to periodically pool and sell its portfolios of loans through securitization transactions.

Results of Operations

Quarter Ended March 31, 1996 compared to Quarter Ended March 31, 1995

          The Company reported net income of $1,818,000 or $.24 per share on a fully diluted basis for the quarter ended March 31, 1996. This compares to net income of $139,000 or $.02 per share on a fully diluted basis for the quarter ended March 31, 1995. Net income included a non-cash charge to income of $107,000 and $0 for the quarter ended March 31, 1996 and 1995, respectively, for the release of shares held in escrow pursuant to the Merger in November 1994. Operating income, excluding this charge, was $1,925,000 ($.25 per share) and $139,000 ($.02 per share), respectively.

          The increase in net income was due to the Company's success in significantly increasing its portfolio of automotive finance contracts when comparing the 1996 quarter to the 1995 quarter. Contracts acquired during the 1996 quarter totaled $56,000,000 compared to $29,660,000 for the 1995 quarter. This increase positively affected the Company's earnings and was reflective of the Company's success in the establishment and continuous expansion of its network of automobile dealerships participating in the Company's financing programs.

          The following table presents the principal components of the Company's net income for the quarters ended March 31, 1996 and 1995:


                                                 QUARTER ENDED MARCH 31
                                                        ($000's)
                                          -------------------------------------------
                                           1996              1995              CHANGE
                                          ------            ------            -------
Net Interest Income                       $2,407            $1,593               $814
Provisions for Credit Losses                (891)             (317)              (574)
Gains on Sales of Contracts
  and Other Income                         4,807               155              4,652
Operating and Other Expenses              (3,331)           (1,207)            (2,124)
                                          ------            ------             ------
Income Before Income Taxes                 2,992               224              2,768
Provision for Income Taxes                (1,174)              (85)            (1,089)
                                          ------            ------             ------
Net Income                                $1,818              $139             $1,679



          Net Interest Income

          During the first quarter of 1996, the Company's net interest spread rate, or the difference between the effective rate earned on interest-earning assets and the effective rate paid on interest-bearing borrowings, decreased 3.17%, from 11.64% to 8.47%, when compared to the same period of the preceding year. This decrease was due primarily to a 4.50% decrease in the effective rate earned on interest-earning assets, from 23.09% to 18.59%, offset slightly by a decrease in the Company's effective cost rate from 11.45% to 10.12%, or 1.33%.

          The decrease in the net interest spread rate in 1996 was primarily attributable to, among other things, management's decision beginning in fourth quarter of 1995 to cease the accretion to earnings of purchase discount considered necessary to absorb future credit losses and instead allocate this amount to the reserve available for credit losses.

          Additionally, the net interest spread rate for the first quarter of 1995 included earnings on bulk purchased portfolios with higher effective interest rates than the rates earned on automotive finance contracts. Although the net interest spread rate earned in the current period on automotive finance contracts is less than the net interest spread rate earned in prior periods on bulk purchased portfolios, the increase in volume of automotive finance contracts originated during 1996 more than offset the decrease in net interest spread rate and resulted in a positive contribution to earnings when comparing first quarter 1996 to first quarter 1995.

          The decrease in the net interest earnings rate was offset slightly by a decrease in the effective rate paid on interest-bearing borrowings. This decrease was due to lower cost financing facilities obtained during the latter half of 1995 which were used to finance the purchase of automotive finance contracts.

          The effects of these factors upon the Company's net interest income are reflected within the following table (dollars in thousands):



                        Effective Yield Earned/               Average Balance                  Interest Income/
                               Rate Paid                                                       Interest Expense
                       ---------------------------    ------------------------------     ---------------------------
                       1996       1995     Change       1996         1995    Change       1996      1995      Change
                      ------     ------    -------    --------     -------   -------     ------    ------    -------
Finance Contracts     18.59%     23.09%     -4.50%    $105,288     $43,873   $61,415     $4,892    $2,532    $ 2,360
Borrowings            10.12%     11.45%     -1.33%      98,254      32,773    65,481      2,485       939      1,546
Net Interest Spread    8.47%     11.64%     -3.17%                                        2,407     1,593        814
Net Interest Margin    9.14%     14.53%     -5.39%


                                 Change Due to
                         ---------------------------
                           Rate     Volume     Total
                         ------     ------    ------
Finance Contracts       ($4,734)    $7,094    $2,360
Borrowings               (1,312)     2,858     1,546
Net Interest Spread      (3,423)     4,237       814


          Given existing market rates of interest, management expects that the effective yields earned on automotive finance contracts will remain relatively stable within the short-term. Net interest income in the future will be dependent upon, among other things, the effective rate paid on the Company's borrowings as well as the volume of originated finance contracts.

          To a large extent, the Company's ability to support its growth in the rate of the acquisition and origination of automotive finance contracts in the future will depend upon, among other things: (i) continued expansion of the Company's network of dealers and other sources of auto loans and leases ; (ii) maintaining underwriting guidelines relative to credit decisions which are intended to result in reduction in delinquency experience and credit losses; and
(iii) the availability of adequate sources of capital (on terms and at rates that provide an acceptable interest spread) to finance the growth of the Company's business.

          Provision for Possible Credit Losses

          The provision for possible credit losses which totaled $891,000 for the quarter ended March 31, 1996, reflects an increase of $574,000 over the amount of $317,000 reported for the 1995 quarter. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred in connection with the increased volume of new automotive finance contracts acquired during 1996 versus the 1995 period.

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

          Management periodically reviews the adequacy of the reserve for credit losses and considers whether the level of reserve is sufficient to cover any losses of the carrying value through an evaluation of the collateral pledged for the finance contracts, an analysis of the equity invested in the collateral by the borrowers, delinquency data and historical loss experience, and any recourse arrangements the Company has with dealers or other sellers of contracts and portfolios.

          Gains on Sales of Contracts and Other Income

          Gains on sales of loans totaled $2,997,000 during the quarter ended March 31, 1996 compared to $0 for the quarter ended March 31, 1995. During 1996, the Company completed its second securitization transaction whereby the Company pooled approximately $41 million of its portfolio of originated automobile loans for sale in a privately placed transaction.

          Gains from the sale of loans in securitization transactions have provided a significant portion of the net income of the Company during the fourth quarter of 1995 and the first quarter of 1996, and are likely to continue to represent a significant portion of the Company's net income during all periods in which securitization transactions are undertaken.

          Fee and other income increased $1,655,000 from $155,000 during the quarter ended March 31, 1995 to $1,810,000 during the quarter ended March 31, 1996, due in part to an increase in servicing fee income as the Company continues to securitize more of its portfolio of automotive finance contracts. The Company has also recognized increases in insurance commissions from the sale of policies, late fee income, and operating lease income all due to increase in volume. Other income also includes approximately $300,000 of gross profit on the sale of vehicles through the Company's retail sales facility for the quarter ended March 31, 1996.

          Operating and Other Expenses

          Operating and other expenses increased $2,124,000 to $3,331,000 during the quarter ended March 31, 1996 from $1,207,000 during the quarter ended March 31, 1995, due primarily to increased overhead and costs associated with the Company's automotive contract financing business. This increase was attributable to, among other things, an increase in compensation and employee benefits paid due to an expansion of the Company's work force. Additional personnel were hired to assist with underwriting, collecting and servicing of the Company's expanding portfolio of automotive contracts. This increase was also attributable to an increase in depreciation and amortization as the Company continued to build its infrastructure in order to meet the needs of a growing organization and asset base. Expressed as a percentage of average total portfolio being serviced by the Company during the quarter, operating and other expenses decreased to 8.1% during the quarter ending March 31, 1996 from 8.8% during the quarter ended March 31, 1995, on an annualized basis.

          Management expects that operating expenses will continue to increase as the size of its portfolio of automotive finance contracts increases. However, management does not expect that the rate of growth of these expenses will be proportionate with the rate of growth of the Company's revenues or the increase in its automotive finance contracts.

Delinquency Experience

                  The following table summarizes delinquency experience on total finance contracts owned by the Company, as well as automotive finance contracts serviced for others, at March 31, 1996 and 1995, and December 31, 1995.



                                                               As of March 31,                    As of December 31, 1995

                                                        1996                      1995
                                           --------------------------  -------------------------

                                              Dollars       Contracts    Dollars       Contracts      Dollars     Contracts
                                           ------------     ---------  -----------     ---------   -----------    ---------

Total finance contracts serviced           $181,004,844      16,736    $57,767,411       4,788     $145,936,162     13,337

Delinquencies:

60-89 Days delinquent:
  Automotive finance contracts serviced       4,160,871         402        297,060          31        3,916,286        395
  Other finance contracts serviced              144,963          10        425,100           9          202,097          9
Total                                         4,305,834         412        722,160          40        4,118,383        404

90 Days or more delinquent:
  Automotive finance contracts serviced       3,810,495         424        220,002          25        2,789,773        272
  Other finance contracts serviced            1,076,599          32        358,981          11          948,031          5
Total                                         4,987,095         456        578,983          36        3,737,804        297

Total 60 Days or more delinquent:
  Automotive finance contracts serviced       7,971,367          82        517,062          56        6,706,059        667
  Other finance contracts serviced            1,221,562          42        784,081          20        1,150,128         34
Total                                         9,192,929         868      1,301,143          76        7,856,187        701



       The following table summarizes delinquency experience on total finance contracts as a percent of gross servicing portfolio outstanding at March 31, 1996 and 1995 and December 31 1995:

                                                        As of March 31,                       As of December 31, 1995

                                                 1996                      1995
                                        ---------------------     ----------------------
                                        Dollars     Contracts     Dollars      Contracts       Dollars      Contracts
                                        -------     ---------     -------      ---------       -------      ---------

60-89 Day delinquent:
   Automotive finance contracts
     serviced                            2.30%        2.40%        0.51%          0.65%         2.68%         2.96%
   Other finance contracts serviced      0.08%        0.06%        0.74%          0.19%         0.14%         0.07%
Total                                    2.38%        2.46%        1.25%          0.84%         2.82%         3.03%

90 Days or more delinquent:
   Automotive finance contracts
     serviced                            2.11%        2.53%        0.38%          0.52%         1.91%         2.04%
   Other finance contracts serviced      0.59%        0.19%        0.62%          0.23%         0.65%         0.19%
Total                                    2.70%        2.72%        1.00%          0.75%         2.56%         2.23%

Total delinquencies over 60 days:
   Automotive finance contracts
     serviced                            4.41%        4.93%        0.89%          1.17%         4.60%         5.00%
   Other finance contracts serviced:     0.67%        0.25%        1.36%          0.42%         0.78%         0.25%
Total                                    5.08%        5.18%        2.25%          1.59%         5.38%         5.25%



                  Delinquency for the three months ended March 31, 1996 and December 31, 1995 excludes four under-performing, bulk purchase portfolios acquired during 1994 and 1995 and accounted for using a cost recovery method whereby income is recognized only for the excess of collections received over the purchase price basis of the loans. At March 31, 1996, principal balance and book balance of these portfolios amounted to $3,080,128 and $1,708,914, respectively. Delinquency for March 31, 1995 excludes two under-performing, bulk purchase portfolios acquired during the 1994 year with principal balance and book balance amounting to $2,584,975 and $1,063,709, respectively, at March 31, 1995.

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

                  The following table summarizes charge-off experience, net of recoveries from carrying value, on total finance contracts owned by the Company, as well as automotive finance contracts serviced for others by the Company, for the quarter ended March 31, 1996 and the year ended December 31, 1995 (dollars in thousands).

                                                                         1996               1995
                                                                         ----               ----

Principal Outstanding                                                  $183,272           $148,500
Average principal outstanding                                           165,861             91,943

Net losses:
  Automotive finance contracts                                        $   1,632          $   2,730
  Other finance contracts                                                     -                432
                                                                      ---------          ---------
Total net losses                                                      $   1,632          $   3,162
                                                                      =========          =========

Net losses as a percent of ending finance contracts serviced:
  Automotive finance contracts (1)                                         3.56%             1.84%
  Other finance contracts (1)                                                 -              0.29%
                                                                      ---------          --------
Total net losses (1)                                                       3.56%             2.13%
                                                                      =========          ========

Net losses as a percent of average finance contracts serviced:
  Automotive finance contracts (1)                                         3.94%             2.97%
  Other finance contracts (1)                                                 -              0.47%
                                                                     ----------         ---------
Total net losses (1)                                                       3.94%             3.44%
                                                                     ==========         =========


- - ---------------
(1) The percentages for the quarter ended March 31, 1996 have been annualized.


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


                                                              Quarter Ended (1)
                          --------------------------------------------------------------------------------------------
                          June        Sept.      Dec.         March        June        Sept.        Dec.         March
                          1994        1994       1994         1995         1995        1995         1995         1996
                          ----        ----       -----        -----        -----       ------       -----        -----
Contracts Acquired        $3.26       $7.12      $14.76       $29.66       $34.79      $43.97       $50.61       $52.3
($ in millions)

Number                      423         848       1,490        2,657        2,889       3,524        3,965       4,262


- - ---------------
(1) Table excludes certain dealer advances.

         As a general matter, the Company finances the acquisition of its automotive finance contracts by drawing against its available lines of credit and warehouse facilities. Under the terms of these facilities, funding is provided for between 80-90% of the principal balance or acquisition price of the contracts. Accordingly, the Company must secure the remainder of the acquisition price from equity or other funding sources. As the rate of growth of contract acquisition continues to increase, the Company must secure additional equity or other sources to fund these requirements. The Company's growth, therefore, is governed by its ability to gain access to additional financing sources. The Company's growth has been facilitated by its ability to successfully complete private placements of debt and equity securities and gain access to increasing sources of financing.

         Through March 31, 1996, the Company had secured its principal sources of working capital through senior indebtedness comprised of a series of debt participation interests, revolving lines of credit, and a repurchase facility; as well as subordinated junior indebtedness consisting of unsecured subordinated debentures and advances from an officer, and the proceeds from the sale of shares of common stock in a private placement transaction.

         As of March 31, 1996, the respective balances due under the Company's outstanding indebtedness were as follows:

Senior Indebtedness:

         Lines of Credit and Warehouse
           Facilities........................................................   $40,676,000

         Debt Participation Interests........................................    37,907,000

Subordinated Indebtedness:

         Private Placement of Convertible
         Subordinated Debentures
                  Issued:                             $23,825,000
                  Less: Converted to Common Stock      (8,260,000)              $15,565,000
                                                        ---------               -----------
         Unsecured Advances..................................................     2,962,000
                                                                                -----------

         Lines of Credit, Warehouse Facilities and Debt Participations

          In March 1993, the Company entered into a $20,000,000 three-year revolving credit facility with Congress Financial Corporation (the "Congress Credit Facility") which has recently been extended to March 1997. The Congress Credit Facility bears interest at 2% over the prime rate of CoreStates Bank, N.A. (10.25% at March 31, 1996), payable monthly, and is secured by certain lease contracts receivable and consumer and mortgage loans receivable. As of March 31, 1996, the Company had no advances outstanding and had an available borrowing base of $20,000,000 under the Congress Credit Facility for the financing of additional loan and lease portfolio purchases which meet certain credit guidelines established by Congress, in its sole discretion.

         During February 1994, the Company entered into a $5,000,000 one-year revolving credit facility with General Electric Capital Corporation (the
"GECC Credit Facility"). In September 1994, the GECC Credit Facility was increased to $10,000,000. The GECC Credit Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease contracts receivable and consumer and mortgage loans receivable. In March 1995, the GECC Credit Facility available line was increased to $25,000,000 and at March 31, 1996, the Company had drawn down approximately $19,216,000 under the facility. The GECC Credit Facility is automatically renewed annually unless GECC provides the Company with notice of termination 90 days prior to such renewal.

         During September 1995, the Company entered into a $50 million repurchase facility (the "Repurchase Facility") with an additional lending institution (the "Lender"). Under the terms of the Repurchase Facility, the Lender purchases loan and lease contracts receivable from the Company at approximately ninety percent (90%) of the outstanding principal balance. These advances are accounted for as financing transactions characterized as borrowings. The Company repurchases the receivables from the Lender at approximately ninety percent of the outstanding principal balance at the time of repurchase plus a premium for accrued interest at a rate of 2.25% over 30 day LIBOR. The Repurchase Facility also provides that if the market value of contracts sold to the Lender (market value being determined by an independent third party) is less than the Lender's margin amount (market value multiplied by the advance rate), the Lender may require the Company to transfer money or additional contracts to the Lender until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Repurchase Facility is for one year, automatically renewable for an additional year. At March 31, 1996, the Company had $21,428,000 outstanding under the Repurchase Facility.

         The Company uses the Repurchase Facility to fund additional growth in loan and lease receivables with the intent to pool and securitize these receivables. Towards that end, during the first quarter of 1996, the Company completed its second sale of approximately $41 million of automotive loans in a privately-placed securitization transaction. The proceeds from the transaction were used to pay down the Repurchase Facility, thereby making the Repurchase Facility available to fund acquisitions of additional automotive contracts.

         The Repurchase Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million, prohibition upon debt to equity ratio in excess of 8 to 1 and the maintenance of certain loan portfolio performance criteria. For the purpose of the Repurchase Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At March 31, 1996, the Company was in compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

         An event of default is also deemed to occur under the Repurchase Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers) or if the Company is unable to securitize at least $250 million of loans over a two year period, with at least $100 million securitized in any 365 day period.

         The Congress Credit Facility and the GECC Credit Facility are also subject to certain financial and operational covenants that are not inconsistent with those imposed under the Repurchase Facility.

         During May 1996, the Company entered into a $75 million repurchase facility with Cargill Financial Corporation, (the "Additional Repurchase Facility"), with terms and conditions similar to the Repurchase Facility. The Additional Repurchase Facility will also be used to warehouse loans prior to the Company pooling these loans for sale through securitization transactions. Management believes that the Additional Repurchase Facility provides the Company with the necessary liquidity to continue its role of growth in the acquisition of its non-prime automotive finance contracts.

         Since inception, the Company has also secured a significant amount of its working capital through debt participation interests. As of March 31, 1996, the Company had an existing series of borrowings under participation arrangements outstanding with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $37,566,000. Approximately $36,669,000 million of the Fairfax financing has been utilized to acquire automotive finance contracts. These amounts are subject to interest at prime plus 2.5% fixed at the time of the financing. The remaining approximately $897,000 of the Fairfax Financing has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%.

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

         Private Placement of Convertible Subordinated Debentures, Warrants and Common Stock

         The Company has secured a significant component of its working capital through the private placement of debt and equity securities. During the period from April 1995 through first quarter of 1996, the Company completed the offering and sale in private placement transactions of $23,825,000 of 9% Convertible Subordinated Debentures (the "Debentures") and 2,136,125 Common Stock Purchase Warrants (the "Warrants"), as well as 176,500 shares of its common stock which yielded net proceeds of $2,100,950. During April 1996, the Company also completed the institutional placement of $10,000,000 of Debentures and 675,000 Warrants.



         Through May 1, 1996, an aggregate of $9,400,000 principal amount of the Debentures was converted into 1,068,585 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) in accordance with the following table:

Principal Amount(1)              Conversion Price
- - -------------------              ----------------

$3,000,000...................    Lower of: (i) $9.00; or (ii) 75% of average
                                 closing bid price upon conversion.

$8,425,000...................    Lower of: (i) $11.00; or (ii) 85% of average
                                 closing bid price upon conversion.

$10,000,000..................    Lower of: (i) $12.00; or (ii) 80% of closing
                                 bid price upon conversion.

$3,000,000...................    $12.50
- - -----------
$24,425,000
===========
- - ------------
(1) As of May 1, 1996

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


Principal Amount (1)(2)(3)                                  Redemption Price
- - -------------------------                                   ----------------

$6,425,000 ..........................................             $18

$5,000,000 ..........................................             $25
- - ----------
$11,425,000
===========
- - -------------
(1)  As of May 1, 1996.
(2) $3,000,000 of the Debentures are not subject to a call for redemption, in which event, however, the Debentures become non-interest bearing.
(3)  $10,000,000 of the Debentures are not subject to a  call for redemption.


          Although management is optimistic that a substantial number of the remaining Debentures will be subject to conversion prior to their maturity, a possibility exists that the Company could be required to allocate liquidity and capital resources to the retirement of these Debentures.

         The respective maturity dates of the Debentures are identified in the following table:



Principal Amount (1)                            Maturity Date
- - --------------------                            --------------

$3,000,000...................................   September 1996

$2,500,000...................................   November 1996

$3,425,000....................................  December 1996

$10,000,000..................................   October 1997

$3,000,000...................................   July/August 1998

$2,500,000...................................   January 1999
- - ----------
$24,425,000
===========

- - ---------------
(1) As of May 1, 1996.

       The Company may also secure certain amounts of working capital in the future from the exercise of existing Warrants. In connection with its financing activities since April 1995, the Company has issued 2,811,125 Warrants at exercise prices between $9.00-$15.00. Upon complete exercise of the Warrants, the Company would receive aggregate gross proceeds of $32,023,375.

       Exercise of the Warrants is largely a function of the spread between the trading price of the Company's Common Stock and the exercise price of the Warrants. Thus, there can be no assurances that the future trading prices of the Company's Common Stock will be sufficient to encourage the exercise of a material number of the Warrants in the near term, if at all.


       Exercise of the Warrants is also a function of other factors such as the term of the Warrant or any associated rights of redemption. Principally all of the outstanding Warrants shall remain outstanding until 1998 and 1999, although some remain outstanding until 2001. In addition, certain of the Warrants contain features that permit redemption (at $.001 per Warrant) based upon average trading prices of the Company's Common Stock between $15.00 and $25.00. Any call for redemption will have the likely effect of causing the exercise of these Warrants.

       The Company has granted certain registration rights to the holders of the Debentures and the Warrants. Pursuant to these rights, the Company has agreed to include the resale of approximately 3.1 million shares, issuable, if at all, upon the conversion of the Debentures and the exercise of the Warrants in a registration statement to be filed with the Securities and Exchange Commission on or before May 15, 1996. Management is presently in discussion with the holders of the Debentures and Warrants in order to modify these arrangements so that the underlying shares become eligible for public trading on an incremental basis. These discussions have not yet been concluded as of the date of this Report. Registration rights with respect to the remainder of the Debentures and Warrants are scheduled to commence during December 1996 and January 1997.

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

       As of the date of this Report, the Company had outstanding 6,838,107 shares of Common Stock. By virtue of the registration rights, commencing May 15, 1996, unless an alternative arrangement is concluded, the Company will be caused to register for resale purposes of up to approximately 3.1 million shares issuable, if at all, upon the conversion of the Debentures and exercise of the Warrants. This may have the effect of substantially increasing the number of shares eligible for public trading. Although it is impossible to predict market influences and prospective values for securities, it is possible that, in and of itself, the increase in the number of shares available for public trading could have a depressive effect upon the trading value of the Company's Common Stock.

       Securitization of Loans

       During the fourth quarter of 1995, the Company completed its first sale of approximately $40 million of automotive loans in a privately-placed securitization transaction. This was followed by a further sale of approximately $41 million of automotive loans in a second securitization transaction that occurred during March 1996. Both of these transactions resulted in the issuance of asset-backed securities which received a rating of "A", "BBB" and "BB" by Duff & Phelps Audit Rating Co. and Fitch Investors Services L.P. The proceeds from the transactions were used to reduce the Company's outstanding warehouse facilities, thereby making the warehouse facilities available to fund the acquisition of additional automotive contracts. The Company expects to complete future securitizations, generally, on a quarterly basis. However, there can be no assurances to that effect.

       In securitization transactions, the Company transfers automobile loans to a newly-formed securitization trust, which issues one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors. Periodically, collections of principal and interest on the loans are paid to holders of the related asset-backed securities by the trustee. The Company continues to act as the servicer of the automobile loans held in the trust in return for a monthly fee.

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

       Other Potential Uses of Working Capital

       The Company may be required to repay advances from its chief executive officer, the balance of which was $2,962,000 as of March 31, 1996. During April, 1996, the Company executed a note in favor of the chief executive officer for this amount with interest payable at 11%. The note matures October 31, 1997.

       The Company may potentially be caused to allocate certain capital resources in the future towards the purchase of the business of Special
Finance Inc. (SFI). SFI is a Florida based auto finance broker that at December 31, 1995 accounted for approximately 35% of the Company's automobile finance contracts receivable. Pursuant to an option agreement entered into on March 31, 1996 (the "SFI Purchase Option"), the Company has an option through August 1, 2000 to purchase the business of SFI for the purchase price of $1,000,000, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. An option price of $250,000 paid to SFI on August 1, 1995 is to be credited against the purchase price.

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

       Given the Company's dependence on its present sources of financing for current cash flow and continued growth, loss of such sources would have a material adverse impact on the Company's conduct of business and prospects. Management is presently evaluating additional sources of financing through a continuation and expansion of its existing practices; that is, through offering debt participation interests to institutional investors, traditional lines of credit, and through additional equity placements which may either involve private placements to targeted institutional purchasers or underwritten public offerings. In addition, the Company intends to continue utilizing alternative financing sources and structures, such as securitizations of loans, in order to maximize profitability and make available sufficient funds to continue implementation of the Company's growth strategy over the long term. However, there can be no assurances that the Company will secure additional sources of financing.

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

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings.

              Reference is hereby made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.


Item 2.       Changes in Securities.

              None.


Item 3.       Defaults Upon Senior Securities.

              None.


Item 4.       Submission of Matters to a Vote of Security Holders.

              None.


Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.
              (a) Exhibits

     Exhibit No.          Description
     -----------          -----------
      4.5                 Securities Purchase Agreement between NAL
                          Financial Group, Inc., Beneficial Standard
                          Life Insurance Company and Great American
                          Reserve Insurance Company dated as of
                          April 23, 1996

      4.6 9% Subordinated Convertible Debenture in the principal amount of $5,000,000 payable to Great American Reserve Insurance Company

      4.7 9% Subordinated Convertible Debenture in the principal amount of $5,000,000 payable to Beneficial Standard Life Insurance Company

      4.8                 Common Stock Purchase Warrant granted to
                          Conseco, Inc. ($12.625)

      4.9                 Common Stock Purchase Warrant granted to
                          Conseco, Inc. ($14.52)

      4.10 Stockholders' Agreement entered into as of April 23, 1996 among NAL Financial Group Inc., Beneficial Standard Life Insurance Company and Great American Reserve Insurance Company

      4.11 Registration Rights Agreement between NAL Financial Group Inc. and Conseco, Inc.

      4.12 Registration Rights Agreement between NAL Financial Group Inc., Beneficial Standard Life Insurance Company and Great American Reserve Life Insurance Company

      10.22 Master Repurchase Agreement between Cargill Financial Services Corporation ("Cargill") and Autorics, Inc. dated as of May 1, 1996

      10.23 Annex to Master Repurchase Agreement and related exhibits between Cargill and
                          Autorics, Inc. dated as of May 1, 1996

      10.24 Multi-Party Custodial and Servicing Agreement by and among Cargill, Autorics, Bankers Trust Company and NAL Acceptance Corporation dated as of May 1, 1996

      10.25 Receivables Purchase Agreement among NAL Acceptance Corporation, Autorics, Inc. and Autorics II, Inc. dated as of March 8, 1996

      10.26 Sales and Servicing Agreement among NAL Auto Trust 1996-1, Autorics II, Inc., NAL
                          Acceptance Corporation and Bankers Trust
                          Company dated as of March 8, 1996

      10.27 Indenture between NAL Auto Trust 1996-1 and Bankers Trust Company dated as of March 8, 1996

      10.28               Trust Agreement between Autorics, II, Inc.
                          and Wilmington Trust Company dated as of March 8, 1996

                          (b) Reports on Form 8-K.
                          None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


NAL FINANCIAL GROUP INC.




BY:                                                         Dated: May 14, 1996
    ---------------------------------------
   Robert R. Bartolini
   Chairman of the Board
   Chief Executive Officer
   (Principal Executive Officer)






BY:                                                         Dated: May 14, 1996
    --------------------------------------
   Robert J. Carlson
   Vice President, Finance
   (Principal Financial
   and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

     Exhibit No.          Description
     -----------          -----------
      4.5                 Securities Purchase Agreement between NAL
                          Financial Group, Inc., Beneficial Standard
                          Life Insurance Company and Great American
                          Reserve Insurance Company dated as of
                          April 23, 1996

      4.6 9% Subordinated Convertible Debenture in the principal amount of $5,000,000 payable to Great American Reserve Insurance Company

      4.7 9% Subordinated Convertible Debenture in the principal amount of $5,000,000 payable to Beneficial Standard Life Insurance Company

      4.8                 Common Stock Purchase Warrant granted to
                          Conseco, Inc. ($12.625)

      4.9                 Common Stock Purchase Warrant granted to
                          Conseco, Inc. ($14.52)

      4.10 Stockholders' Agreement entered into as of April 23, 1996 among NAL Financial Group Inc., Beneficial Standard Life Insurance Company and Great American Reserve Insurance Company

      4.11 Registration Rights Agreement between NAL Financial Group Inc. and Conseco, Inc.

      4.12 Registration Rights Agreement between NAL Financial Group Inc., Beneficial Standard Life Insurance Company and Great American Reserve Life Insurance Company

      10.22 Master Repurchase Agreement between Cargill Financial Services Corporation ("Cargill") and Autorics, Inc. dated as of May 1, 1996

      10.23 Annex to Master Repurchase Agreement and related exhibits between Cargill and
                          Autorics, Inc. dated as of May 1, 1996

      10.24 Multi-Party Custodial and Servicing Agreement by and among Cargill, Autorics, Bankers Trust Company and NAL Acceptance Corporation dated as of May 1, 1996

      10.25 Receivables Purchase Agreement among NAL Acceptance Corporation, Autorics, Inc. and Autorics II, Inc. dated as of March 8, 1996

      10.26 Sales and Servicing Agreement among NAL Auto Trust 1996-1, Autorics II, Inc., NAL
                          Acceptance Corporation and Bankers Trust
                          Company dated as of March 8, 1996

      10.27 Indenture between NAL Auto Trust 1996-1 and Bankers Trust Company dated as of March 8, 1996

      10.28               Trust Agreement between Autorics, II, Inc.
                          and Wilmington Trust Company dated as of March 8, 1996

      27                  Financial Data Schedule