Form 10QSB
period 1996-06-30
NAL FINANCIAL GROUP INC
filed 1996-08-14
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _________ To ____________

                            NAL FINANCIAL GROUP INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                  0-25476                       23-2455294
        --------                  -------                       ----------
(State of Incorporation)    (Commission File No.)              (IRS Employer
                                                             Identification No.)

                           500 Cypress Creek Road West
                                    Suite 590
                         Fort Lauderdale, Florida 33309
                         ------------------------------

Registrant's telephone number, including area code:  (954) 938-8200

                                 Not Applicable
                                 --------------
                   (Former name, if changed since last report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)       Yes         X            No  _______
                                            ---------
                          (2)       Yes         X            No  _______
                                            ---------

         APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the Registrant's sole class of common stock, as of August 12, 1996 is 7,003,220 shares.

         Transitional Small Business Disclosure Format

                                    Yes     ____             No    X
                                                                 -----

                            NAL FINANCIAL GROUP INC.

                                      INDEX
                                      -----

PART I             FINANCIAL INFORMATION*                                                          PAGE
                   ----------------------

                  Item 1.           Consolidated Balance Sheets at June 30,
                                    1996 (Unaudited) and December 31, 1995                         1

                                    Consolidated Statements of Operations for
                                    the Three months ended June 30, 1996
                                    and 1995 (Unaudited) and for the Six months
                                    ended June 30, 1996 and 1995 (Unaudited)                       2

                                    Consolidated Condensed Statements of
                                    Cash Flows for the Six months ended
                                    June 30, 1996 and June 30, 1995 (Unaudited)                    3

                                    Notes to Consolidated Financial Statements                     4

                  Item 2.           Management's Discussion and
                                    Analysis or Plan of Operation                                  7

PART II           OTHER INFORMATION
                  -----------------

                  Item 1.           Legal Proceedings                                              23

                  Item 2.           Changes in Securities                                          23

                  Item 3.           Defaults Upon Senior Securities                                23

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders                                            23

                  Item 5.           Other Information                                              24

                  Item 6.           Exhibits and Reports on Form 8-K                               25

*The accompanying financial information at June 30, 1996 and the quarter and six months then ended and the accompanying financial information at June 30, 1995 and the quarter and six months then ended is not covered by an Independent Certified Public Accountant's Report.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         ---------------------------------

                            NAL FINANCIAL GROUP INC.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                        June 30,            December 31,
                                                                       --------             -------------
                                                                         1996                   1995
                                                                         ----                   ----

ASSETS
     Cash                                                               $  5,639              $    921
     Contract receivables, net                                            95,639               101,214
     Investment in operating leases                                        5,247                 4,055
     Automobile inventory                                                  1,625                 1,886
     Excess servicing receivables                                         15,323                 4,999
     Premises and equipment, net                                           2,403                 1,803
     Accrued interest receivable                                           1,874                 1,460
     Debt issue costs                                                      1,925                 1,032
     Goodwill                                                              3,799                    --
     Other assets                                                          4,401                 4,665
                                                                        --------              --------
TOTAL ASSETS                                                            $137,875              $122,035
                                                                        ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Credit and warehouse facilities                                    $ 47,550              $ 33,429
     Debt participation interests                                         24,599                42,301
     Convertible subordinated debt                                        23,835                12,924
     Accounts payable and accrued expenses                                 1,521                 1,047
     Income taxes payable                                                  3,317                 1,604
     Stockholder loan                                                         --                 2,919
     Other liabilities                                                     5,115                 3,872
                                                                        --------              --------
TOTAL LIABILITIES                                                        105,937                98,175
                                                                        --------              --------

STOCKHOLDERS' EQUITY
         Preferred Stock - $1,000 par value:
         10,000,000 shares authorized, no shares issued
         Common Stock - $.15 par value:
         50,000,000 shares authorized,
         7,003,220 shares outstanding at June 30, 1996 and
         6,700,041 shares outstanding at December 31, 1995                 1,050                 1,005
     Paid in capital                                                      22,597                18,525
     Retained earnings                                                     8,291                 4,330
                                                                        --------              --------

TOTAL STOCKHOLDERS' EQUITY                                                31,938                23,860
                                                                        --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $137,875              $122,035
                                                                        ========              ========

        The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                      For the Three Months                    For the Six Months
                                                         Ended June 30,                         Ended June 30,
                                                         -------------                          --------------
                                                       1996             1995               1996                1995
                                                       ----             ----               ----                ----

INTEREST INCOME
    Finance charges and discount accretion         $ 5,679           $ 3,591             $10,571            $ 6,123
    Interest expense                                (2,874)           (1,565)             (5,359)            (2,503)
                                                   -------           -------             -------            -------
       Net interest income                           2,805             2,026               5,212              3,620
    Provision for credit losses                       (898)             (385)             (1,789)              (703)
                                                   -------           -------             -------            -------
       Net interest income after provision
       for credit losses                             1,907             1,641               3,423              2,917
                                                   =======           =======             =======            =======

OTHER INCOME
     Gain on sale of contracts                       3,283                --               6,280                 --
     Fees and other                                  2,298               209               4,108                365
                                                   -------           -------             -------            -------
        Total other income                           5,581               209              10,388                365
                                                   =======           =======             =======            =======

OTHER EXPENSES
    Salaries and employee benefits                   1,456               498               2,911                835
    Depreciation and amortization                      525               200                 961                325
    Occupancy expense                                  250                56                 463                179
    Professional services                              426                66                 734                287
    Other operating expense                          1,214               431               2,026                832
    Non cash charge for the release of
       escrow shares                                   100                80                 207                 80
                                                   -------           -------             -------            -------
         Total other expenses                        3,971             1,331               7,302              2,538
                                                   =======           =======             =======            =======

    Income before income taxes                       3,517               519               6,509                744
    Provision for income taxes                      (1,375)             (197)             (2,549)              (283)
                                                   -------           -------             -------            -------

NET INCOME                                         $ 2,142           $   322             $ 3,960            $   461
                                                   =======           =======             =======            =======

Primary Earnings Per Share:

Net income available to common and common
   equivalent shares                               $ 2,469           $   322             $ 4,651            $   461

Weighted average number of common and
   common equivalent shares                          8,654             5,416               8,307              5,416

Net income per share                                 $0.29             $0.06               $0.56              $0.09

Fully Diluted Earnings Per Share:

Net income available to common and common
   equivalent shares                               $ 2,829           $   322             $ 5,238            $   468

Weighted average number of common and
   common equivalent shares                         10,640             5,855              10,028              5,855

Net income per share                               $  0.27           $  0.05             $  0.52            $  0.08


                            NAL FINANCIAL GROUP INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                                 For the Six Months
                                                                                 ------------------
                                                                                   Ended June, 30
                                                                                   --------------
                                                                                 1996           1995
                                                                              ---------       --------

Cash flows from operating activities:                                         $   3,960       $    461
     Net Income
     Adjustments to reconcile net income to net cash used in operations:
       Accretion of discount                                                         --           (420)
       Provisions for credit losses                                               1,789            703
       Depreciation and amortization                                              1,418            325
       Gain on sale of loan pools                                                (6,280)            --
       Non-cash charge - escrow shares                                              207             80
Changes in assets and liabilities:
       Other, net                                                                   785           (285)
                                                                              ---------       --------

       Net cash provided by operating activities                                  1,879            864
                                                                              ---------       --------

Cash flows from investing activities:
     Purchase of receivables                                                   (117,503)       (68,454)
     Payments received on receivables                                            30,158         20,531
     Purchase of property and equipment                                            (786)          (380)
                                                                              ---------       --------

       Net cash used by investing activities                                    (88,131)       (48,303)
                                                                              ---------       --------

Cash flows from financing activities:
     Purchase of Special Finance, Inc.                                             (750)            --
     Net proceeds from financings                                               120,501         63,130
     Repayments of financings                                                  (124,161)       (16,021)
     Repayment of stockholder loan                                               (2,919)            --
     Net Proceeds from securitization of finance contracts                       84,445             --
     Proceeds from subordinated debenture                                        12,702             --
                                                                              ---------       --------

       Net cash provided by financing activities                                 89,818         47,109
                                                                              ---------       --------

Net increase (decrease) in cash and cash equivalents                              3,566           (330)
Cash and equivalents, beginning of period                                           921            665
                                                                              ---------       --------

Cash and cash equivalents, end of period                                      $   4,487       $    335
                                                                              =========       ========

Supplemental disclosures of cash flows information

Cash paid during the period for interest                                      $   3,206       $  2,190
                                                                              =========       ========

Cash paid during the period for taxes                                         $   1,110       $    207
                                                                              =========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1996

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

         Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

2.       Finance Receivables

         Finance receivables as of June 30, 1996 and December 31, 1995 consist of the following:

                                                                June 30, 1996         December 31, 1995
                                                                -------------         -----------------
           (in thousands)
           Automobile finance contracts
           Gross contracts receivable                             $105,306                $106,983
                Less:  Unearned interest                            (9,543)                 (7,069)
                      Deferred acquisition fees                        (80)                   (123)
                                                                  --------                --------
                                                                    95,683                  99,791
                                                                  ========                ========

           Consumer contracts receivable
           Gross contracts receivable                                2,296                   2,768
                Less:  Unearned interest                              (199)                   (286)
                      Purchase discount                               (193)                   (193)
                                                                  --------                --------
                                                                     1,904                   2,289
                                                                  ========                ========

           Mortgage loans receivable
           Gross loans receivable                                    1,650                   2,064
                Less:  Purchase discount                             (243)                   (259)
                                                                  --------                --------
                                                                     1,407                   1,805
                                                                  --------                --------

           Total finance receivables                                98,994                 103,885
           Reserve available for credit losses                      (3,355)                 (2,671)
                                                                  --------                --------

           Total finance receivables, net                         $ 95,639                $101,214
                                                                  ========                ========

         The reserve available for credit losses consists of an allowance for losses established through a provision from earnings, non-refundable purchase discount on automobile finance contracts purchased from dealers, and refundable reserves such as dealer holdback. Purchase discount represents the differential, if any, between the amount financed on a contract and the price paid by the Company to acquire the contract, net of any acquisition costs. Any discount on automobile finance contracts which management considers necessary to absorb future credit losses is allocated to the reserve available for credit losses. The remaining portion of the discount, if any, is recognized as interest income over the life of the contracts.

         The following table sets forth the components of the total reserve available for credit losses as of June 30, 1996 and December 31, 1995:

            (in thousands)                                        June 30, 1996       December 31, 1995
                                                                  -------------       -----------------

            Non-refundable purchase discount                          $2,865                $1,513
            Allowance for credit losses                                   41                   653
            Dealer holdback                                              449                   505
                                                                      ------                ------
                 Total reserve available for credit losses            $3,355                $2,671
                                                                      ======                ======

3.       Excess Servicing Receivables

         Excess servicing receivables result from the sale of contracts on which the Company retains servicing rights and a portion of the excess cash flows. Excess servicing receivables are determined by computing the difference between the weighted average yield of the contracts sold and the yield to the purchaser of the asset-backed security, adjusted for the normal servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain in the year of the sale equal to the present value of the estimated future cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. The excess servicing cash flows over the estimated remaining life of the contracts have been calculated using estimates for prepayments, losses (charge-offs) and weighted average discount rates, which the Company expects market participants would use for similar instruments.

4.       Voting Trust Agreement

         On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive, public company. Of the 3,160,000 shares of the Company's common stock received by certain stockholders in conjunction with the merger, 400,000 shares were placed into a voting trust agreement (the "Agreement") by which shares may be released on an annual basis pursuant to a formula tied to net income earned by the Company. Any shares not released from the Agreement at the end of three years will be cancelled.

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

         Accordingly, compensation expense of $207,000 and $80,000 has been recorded for the six months ended June 30, 1996 and 1995, respectively, for the portion of the 60,000 shares that has become eligible for release under the Agreement.

5.       Business Combination

         As of June 28, 1996, the Company purchased certain assets of Special Finance, Inc., a Florida based automobile finance company ("Special Finance") pursuant to an option agreement for a purchase price of $1 million, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at an exercise price of $6.00 per share. An option price of $250,000 paid to Special Finance on August 1, 1995 was credited against the purchase price. As a result of this purchase, the Company recorded goodwill in the amount of $3.8 million.

6.       Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a "fair value based method" of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation costs for those plans using the "intrinsic value based method" of accounting, which the Company currently uses. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years beginning after December 15, 1995. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Management has determined that the Company will continue to measure compensation costs using the "intrinsic value based method" and will disclose the effect on net income and earnings per share using the "fair value based method" in the footnotes to the Company's financial statements upon the adoption of SFAS No. 123.

         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. Management is currently evaluating the impact of adoption of SFAS No. 125 on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Report.

         The Company is a specialized indirect consumer finance company engaged in the purchase, sale and servicing of automobile finance contracts ("Contracts") originated by franchised and select independent dealers ("Dealers") in connection with sales or leases of used and new automobiles to consumers with non-prime credit. Non-prime consumers are perceived to be relatively high credit risks due to various factors, including, among other things, the manner in which they have handled previous credit, the absence or limited extent of their prior credit history or their limited financial resources. The Company purchases loan and lease Contracts relating primarily to the "C" credit segment of the non-prime automobile finance market. The Company is also engaged in providing a range of insurance and related products to its Dealers and customers through its insurance subsidiary, NAL Insurance Services, Inc. The Company has a remarketing subsidiary, Performance Cars of South Florida, Inc. with a J.D. Byrider car dealership franchise, which provides an efficient and cost effective means of disposing of some of the Company's repossessed and off-lease vehicles.

Contract Acquisition

         The Company acquires Contracts from diversified sources through its origination programs. During the past two years ending June 30, 1996, the Company purchased $284 million of loan Contracts and $32 million of lease Contracts through its origination programs. The following table sets forth the Contracts acquired and the portfolio serviced by the Company during each of the last eight quarters.

                                                            For the Quarters Ended
                                                            ----------------------

Operating Data                     Jun 30,    Mar 31,   Dec 31,   Sep 30,   Jun 30,    Mar 31,  Dec 31,     Sep 30,
(dollars in thousands)              1996       1996      1995      1995      1995       1995     1994        1994
                                    ----       ----      ----      ----      ----       ----     ----        ----

Contracts purchased during the
 period:
Loan Contracts                    $ 61,539   $ 53,533  $ 53,288  $ 39,828  $ 27,918  $ 26,423  $ 17,504     $  5,879
Lease Contracts                      3,609      3,686     3,989     4,085     5,241     6,733     3,446        1,237
                                  --------   --------  --------  --------  --------  --------  --------     --------
  Total Contracts Purchased         65,148     57,219    57,277    43,913    33,159    33,156    20,950        7,116
Number of Dealers                    1,381      1,271       909       787       406       296       196           83
Servicing portfolio:
Owned                             $111,928   $117,210  $113,831  $111,888  $ 87,938  $ 65,824  $ 44,415     $ 33,028
Serviced for Securitization
Trusts and Others                  118,818     73,742    39,934        --        --        --        --           --
  Total servicing portfolio        230,746   $190,952  $153,765  $111,888  $ 87,938  $ 65,824  $ 44,415     $ 33,028


         The Company has experienced significant growth in its volume of Contracts purchased. Contract volume has increased to $65.1 million for the quarter ended June 30, 1996 from $33.2 million for the quarter ended June 30, 1995, representing an increase of 97%. The growth in Contract volume is attributable primarily to the increase in the number of Dealers participating in the Company's programs, which increased to 1,381 Dealers at June 30, 1996 from 406 Dealers at June 30, 1995, representing an increase of 240%. The growth in Contract volume has resulted in an increase in the Company's servicing portfolio. The servicing portfolio at June 30, 1996 was $230.7 million compared to $87.9 million at June 30, 1995, representing an increase of 163%.

Revenues

         The increase in Contract volume and the servicing portfolio has led to an increase in revenues as demonstrated in the following table:

                                                          For the Quarters Ended
                                                          ----------------------
Revenue Data:                     Jun 30,     Mar 31,   Dec 31,    Sep 30,   Jun 30,    Mar 31,     Dec 31,   Sep 30,
(in thousands)                     1996        1996      1995       1995      1995       1995        1994      1994
                                   ----        ----      ----       ----      ----       ----        ----      ----

Interest Income:
   Loan Contracts                $ 4,704      $3,970   $ 4,235     $3,638    $2,450     $1,470     $  674    $  282
   Lease Contracts                 1,206       1,101     1,020        919       796        587        335       118
                                 -------      ------   -------     ------    ------     ------     ------    ------
     Interest Income               5,910       5,071     5,255      4,557     3,246      2,057      1,009       400
Non-automobile Interest Income       133         114       222        319       346        476        541       831
Gain on sale of loan Contracts     3,283       2,997     4,123        478        --         --        155       697
Servicing fees                       302         557       104          4         5          6         --        --
Insurance fees                       407         236       280        155        43        102         17         7
Other fees                         1,225         722       580        368       162         47        214        94
                                 -------      ------   -------     ------    ------     ------     ------    ------
      Total Revenues             $11,260      $9,697   $10,564     $5,881    $3,802     $2,688     $1,936    $2,029
                                 =======      ======   =======     ======    ======     ======     ======    ======

         The Company generates revenues primarily through the purchase, sale and ongoing servicing of Contracts. The Company earns interest income and fees on Contracts purchased and held in portfolio, including those awaiting securitization. Upon the sale of Contracts through the Company's securitization program, the Company recognizes a gain on sale of Contracts. The Company continues to service these Contracts and earns a servicing fee currently equal to three percent per annum of the outstanding principal balance of the Contracts sold. The Company also receives revenues from the sale of insurance and related products and other miscellaneous fees.

Net Interest Income

         Net interest income is the difference between the interest earned on Contracts held in portfolio, including those awaiting securitization, and the interest costs associated with the Company's borrowings to finance such Contracts. Net interest income will fluctuate and be impacted by the spread between the portfolio yield and the cost of the Company's borrowings, changes in overall Contract acquisition volume and the timing of securitizations. The following table illustrates the weighted average net interest rate spread (expressed as a percentage) earned on Contracts acquired:

                                                               For the Quarters Ended
                                                               ----------------------
                              Jun 30,      Mar 31,  Dec 31,      Sep 30,     Jun 30,   Mar 31,     Dec 31,     Sep 30,
Net Interest Spread:           1996         1996     1995         1995        1995      1995        1994        1994
                               ----         ----     ----         ----        ----      ----        ----        ----
Interest Income (1):
   Loan Contracts              22.16%      20.60%    21.46%       21.70%      22.23%    23.83%      22.49%      18.05%
   Lease Contracts             18.85       17.88     18.77        19.90       20.58     19.13       21.06       19.60
                               -----       -----     -----        -----       -----     -----       -----       -----
   Total Automobile
     Contracts                 21.11       19.94     20.88        21.31       21.80     22.26       21.99       18.47
Non-automobile Contracts       17.41       12.81     22.21        29.20       27.55     27.12       23.46       35.37
                               -----       -----     -----        -----       -----     -----       -----       -----
     Total                     21.01       19.70     20.93        21.70       22.25     23.04       22.49       27.15

Interest Expense (2)           10.80       10.12     10.94        10.97       11.11     11.45       11.11       13.75
                               -----       -----     -----        -----       -----     -----       -----       -----
   Net Interest Spread         10.21%       9.58%     9.99%       10.73%      11.14%    11.59%      11.38%      13.40%
                               =====       =====     =====        =====       =====     =====       =====       =====

- -----------------------------------------
(1) Represents interest income plus discount accretion (if any) less amortization of deferred costs, expressed as a percentage of average receivable outstanding.
(2)      Represents interest expense as a percentage of average total debt outstanding.
- -----------------------------------------

Gain on Sale of Loans

         The Company has sold its loan Contracts through the Company's securitization program in each of the last three quarters. The Company recognizes a gain on sale of loan Contracts in an amount equal to: (i) the excess servicing receivable from the trust during the life of the securitization, plus (ii) the net proceeds received from the securitization less the aggregate book value of the loan Contracts transferred to the trust. The excess servicing receivable represents the estimated present value of excess servicing cash flows after taking into account the Company's estimates for the net credit loss and prepayment on the loan Contracts in the trust. Excess servicing cash flows represent the difference between the weighted average interest rate earned on loan Contracts and the interest rate paid to investors in the securitization transaction, less a contractual servicing fee currently equal to three percent per annum and any ongoing trust administration expenses. See "Liquidity and Capital Resources - Securitizations."

         The gain on sale of loan Contracts is affected by, among other things, the amount of loan Contracts sold in the securitization transaction, the net spread on the transaction, upfront costs of the transaction and estimated losses and prepayments on the loan Contracts. Net spread is the major component of the total gain on sale. The following table illustrates the net spread for each of the Company's securitizations:

                                                                   Interest
                                                   Weighted       Rate Paid
    Securitization                Original          Average           to           Gross         Net
    --------------                 Balance        Contract Rate  Investors(1)     Spread (2)    Spread (3)
    (dollars in thousands)         -------        -------------  ------------    ----------    ----------

    1996-2 Auto Trust........     $ 49,500           19.20%         7.58%         11.62%         8.62%

    1996-1 Auto Trust........       40,750           19.26%         7.47%         11.79%         8.79%

    1995-1 Auto  Trust.......       40,115           19.58%         7.10%         12.48%         9.48%
                                  --------
    Total....................     $130,365
                                  ========


- ----------------------------
(1) Weighted average interest rate paid to investors in the Securitization transaction.
(2) Difference between weighted average Contract rate and weighted average interest rate paid to investors.
(3)      Difference between Gross spread less contractual servicing fees.
- ----------------------------

         The decrease in the net spread when comparing the 1995-1 transaction to the 1996-1 securitization, and further when comparing to the 1996-2 transaction, reflected a decrease in the weighted average coupon rate of the loans securitized, and an increase in the rate paid to investors, due primarily to an increase in market interest rates.

Servicing Fee Income

         Throughout the life of the Contract, the Company earns a contractual servicing fee from the securitization trust, currently equal to three percent per annum of the principal balance outstanding of the Contracts sold to the trust. Servicing fee income increased from $104,000 for the quarter ended December 31, 1995, representing approximately one month's servicing income from the first securitization transaction, to $302,000 for the quarter ended June 30, 1996 due to the completion of another two securitization transactions.

         Servicing fee income and the excess servicing receivable may be impacted by changes in the amount of losses and levels of prepayments from those assumed by the Company at the time of securitization. To the extent the assumptions used are materially different from actual results, the amount of excess servicing cash flows received by the Company over the remaining life of the securitization could be significantly affected.

Other Income

         The Company generates revenues from the sale of a variety of insurance and related products to Dealers and its customers. The Company, acting as agent for third party insurance companies, offers insurance products. The Company recognizes as revenue the commissions or fees received upon the sale of these products to customers. Other fees consist primarily of late fees earned on the Company's servicing portfolio. Insurance and other fees have continued to increase due primarily to the increase in the volume of Contracts purchased and the growth in the servicing portfolio.

Results of Operations

         The following table presents the principal components of the Company's net income for the periods presented:


                                                   For Quarters Ended                 For Six Months Ended
                                                   ------------------                 --------------------
(in thousands)                             June 30, 1996       June 30, 1995     June 30, 1996    June 30, 1995
                                           -------------       -------------     -------------    -------------

Net interest income                            $2,805              $2,026           $5,212            $3,620
Gain on sale of loan Contracts                  3,283                  --            6,280                --
Servicing Fees and other income                 2,298                 209            4,108               365
                                               ------              ------           ------            ------
     Total revenue                              8,386               2,235           15,600             3,985
Provision for credit losses                      (898)               (385)          (1,789)             (703)
Operating expenses                             (3,871)             (1,251)          (7,096)           (2,458)
                                               ------              ------           ------            ------
Income before taxes                             3,617                 599            6,715               824
Provision for income taxes                     (1,375)               (197)          (2,548)             (283)
Non-cash charge for escrow shares                (100)                (80)            (207)              (80)
                                               ------              ------           ------            ------
     Net Income                                $2,142              $  322           $3,960            $  461
                                               ======              ======           ======            ======

Quarters Ended June 30, 1996 and 1995.

         Net Interest Income. Net Interest Income increased to $2.8 million for the quarter ended June 30, 1996 from $2.1 million for the quarter ended June 30, 1995. The increase is primarily attributable to: (i) the growth of average Contracts held in portfolio and those awaiting securitization from $65 million for the quarter ended June 30, 1995 to $109.3 million for the quarter ended June 30, 1996, representing an increase of 68%; and (ii) lower costs of funds achieved through lower-cost warehousing facilities which were not available during the comparable quarter in 1995.

         Gain on Sale of Loans. The Company completed a $49.5 million securitization during the quarter ended June 30, 1996, resulting in a gain on sale of $3.3 million. The Company did not securitize any loans during the quarter ended June 30, 1995, since the Company's securitization program began during the fourth quarter of 1995.

         Servicing Fees and Other Income. During the period from June 30, 1995 to June 30, 1996, the Company completed three securitization transactions aggregating $130.4 million. As a result, servicing fee income increased to $302,000 for the quarter ended June 30, 1996, from $5,000 for the quarter ended June 30, 1995. Other income, consisting of insurance income and other fees, also increased to $1.6 million from $205,000 for the quarter ended June 30, 1996 and 1995, respectively. This increase is due to the increase in the volume of Contracts acquired and the growth of the servicing portfolio to $230.7 million at June 30, 1996 from $87.9 million at June 30, 1995.

         Provision For Credit Losses. During the quarter ended June 30, 1996, the Company recorded a provision for credit losses totaling $898,000 compared to $385,000 for the same quarter of the preceding year. This increase is primarily due to an increase in the volume of Contracts purchased during the quarter ended June 30, 1996 versus the corresponding period in 1995.

         Operating Expenses. Operating expenses increased from $1.3 million for the quarter ended June 30, 1995 to $3.9 million for the quarter ended June 30, 1996. The increase is primarily due to the growth of the servicing portfolio. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 7% for both of the quarters ended June 30, 1996 and June 30, 1995, on an annualized basis.

         Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholder's equity. During the quarter ended June 30, 1996, the Company recorded a charge to earnings of $100,000 compared to $80,000 for the quarter ended June 30, 1995.

         Net Income. Net income for the quarter ended June 30, 1996 was $2.1 million or $.27 per fully diluted share. This compares to net income of $322,000 or $.05 per fully diluted share for the quarter ended June 30, 1995. Net income, excluding the non-cash charge for release of escrow shares, was $2.2 million or $.28 per share for the quarter ended June 30, 1996 in comparison to $402,000 or $.06 per share for the quarter ended June 30, 1995.

Six Months Ended June 30, 1996 and 1995.

         Net Interest Income. Net interest income for the six months ended June 30, 1996 was $5.2 million compared to $3.6 million for the six months ended June 30, 1995, representing a 44% increase. This increase was primarily a result of the growth in average Contracts held in portfolio and those awaiting securitization from $78.5 million for the six months ended June 30, 1995 to $99 million for the six months ended June 30, 1996.

         Gain on Sale of Loans. Gain on sale of loans for the six months ended June 30, 1996 was $6.3 million compared to $0 for the six months ended June 30, 1995. No securitizations were completed during the six months ended June 30, 1995.

         Servicing Fees and Other Income. During the period from December 1995 through June 1996, the Company completed three securitization transactions aggregating $130.4 million. As a result, servicing fee income was $859,000 for the six months ended June 30, 1996 compared to $11,000 for the preceding year. Other income, consisting of insurance and other fees, increased from $354,000 to $2.6 million for the six months ended June 30, 1995 and 1996, respectively. These increases were primarily due to an increase in the volume of Contracts purchased and the growth in the servicing portfolio to $230.7 million at June 30, 1996 from $87.9 million at June 30, 1995.

         Provision for Credit Losses. The Company's provision for credit losses for the six months ended June 30, 1996 was $1.8 million compared to $703,000 for the six months ended June 30, 1995. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred in connection with the acquisition of new Contracts during 1996.

         Operating Expenses. Operating expenses increased to $7.1 million for the six months ended June 30, 1996 compared to $2.5 million for the six months ended June 30, 1995. This increase was attributable to the hiring of additional personnel in almost all areas of the Company's operations to support its growth. As a percentage of average total portfolio being serviced by the Company during the year, operating expenses were approximately 7.5% for the six months ended June 30, 1996 and 1995.

         Non-Cash Charge For Escrow Shares. The Company recorded a charge to earnings of $207,000 for the six months ended June 30, 1996 compared to $80,000 for the six months ended June 30, 1995 for shares released from the escrow arrangement which was established in connection with the merger.

         Net Income. The Company reported net income of $4.0 million or $.52 per fully diluted share for the six months ended June 30, 1996 compared to net income of $461,000 or $.08 per fully diluted share for the six months ended June

30, 1995. Net income, excluding the non-cash charge for releasing escrow shares, was $4.2 million or $.54 per share for the six months ended June 30, 1996.

Delinquency and Credit Loss Experience

         The Company's profitability depends largely upon its ability to effectively manage delinquency and credit losses. The Company believes that its experience with the credit profile of customers in the non-prime industry, its underwriting guidelines, and its collection expertise have contributed positively to the Company's credit loss experience. The Company maintains a reserve available to absorb future credit losses on Contracts which are held in portfolio and on loan Contracts while they are awaiting securitization. The Company evaluates historical charge-off experience against the reserve as well as other analyses, including portfolio performance analyses and delinquency trends, to ensure that the reserve is adequate to absorb estimated future losses.

         Acquisition Discounts. The Company purchases Contracts from Dealers at discounts from their stated principal amount to provide for credit risk. The discounts typically range from 3 to 10%. The amount of the discount varies based upon the underwriting tier that the Contract falls within, the terms of the transaction and the quality of the collateral.

         Any discount which management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as income using the level-yield method of accretion.

         Reserves Available for Credit Losses. In the event of a payment default, the liquidation proceeds of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains a reserve available for credit losses at an amount which the Company believes is adequate to absorb future credit losses on Contracts subject to non-recourse arrangements which are held in portfolios and during the warehousing period. The reserve available for credit losses is comprised of the acquisition discounts, dealer reserves, and an allowance for credit losses. On a monthly basis, the Company evaluates the adequacy of the reserves available for credit losses by analyzing the Contract portfolios in their entirety using a "static pool analysis" method in which the historical charge-offs are stratified according to the Contract origination date. These Contracts are grouped together by calendar month of origination, and the related historical charge-off experience on such Contracts is analyzed to evaluate the reasonableness and adequacy of the reserves available for credit losses. This analysis takes into consideration historical loss experience, current economic conditions, levels of repossessed assets, delinquency experience, seasoning of Contracts, and other relevant factors. Should management deem the level of acquisition discounts and dealer reserves to be inadequate, an additional provision for credit losses will be recorded to increase the allowance for credit losses and, therefore, the overall level of reserves available for credit losses.

         The following table sets forth information regarding credit loss experience of the total servicing portfolio for the periods presented:


                                               For the Quarters Ended         For the Year Ended
                                               ----------------------         ------------------
Credit Losses:(1)(4)                          June 30,         March 31,           Dec. 31,
                                              --------         ---------           --------
(dollars in thousands)                          1996             1996                 1995
                                                ----             ----                 ----

Loan Contracts Serviced:                     $174,793          $141,370            $107,926
  Gross charge-offs percentage (2)               9.77%             6.02%               3.68%
  Net charge-off percentage (3)                  5.64%             4.19%               3.68%

Lease Contracts Serviced:                     $25,445           $24,139             $22,518
  Gross charge-off percentage (2)                6.98%             6.40%               4.19%
  Net charge-off percentage (3)                  4.93%             5.57%               4.19%

Total Loan and Lease Contracts:              $200,238          $165,509            $130,443
  Gross charge-off percentage (2)                9.39%             6.08%               3.78%
  Net charge-off percentage (3)                  5.54%             4.41%               3.78%

Recourse Contracts Serviced:                  $23,329           $19,036             $18,129
  Gross charge-off percentage (2)                  --                --                  --
  Net charge-off percentage (3)                    --                --                  --

Total Serviced Portfolios:                   $223,567          $184,545            $148,573
  Gross charge-off percentage(2)                 8.42%             5.40%               3.15%
  Net charge-off percentage(3)                   4.97%             3.92%               3.15%
- -----------------------------

(1)      This table excludes non-automobile bulk-purchase contracts.
(2) Gross charge-offs are computed as principal balance less liquidation proceeds received expressed as a percentage of average balance outstanding during the period.
(3) Computed as gross charge-offs less any recoveries expressed as a percentage of average balance outstanding during the period.
(4) Percentages for the quarters ended March 31 and June 30, 1996 have been annualized.

         Delinquency Experience. The Company attempts to minimize credit losses by monitoring the level of delinquencies through follow up and collection of delinquent accounts. The following table reflects the Company's delinquency experience for the periods presented:

                                                   As of                   As of               As of
                                                   -----                  ------               -----
                                               June 30, 1996           March 31, 1996      Dec. 31, 1995
                                               -------------           --------------      -------------
Delinquency(1)(2)
(dollars in thousands)
Loan Contracts Serviced                           $174,334                $140,746            $107,191
 Delinquencies:
    31-60 Days                                       8.46%                   6.91%               8.83%
    61-90 Days                                       2.86%                   2.30%               2.99%
    Greater than 90 Days                             2.38%                   2.12%               2.18%
                                                  -------                 -------             -------
       Total                                        13.70%                  11.33%              14.00%

Lease Contracts Serviced                          $ 24,541                $ 23,033            $ 21,361
Delinquencies:
    31-60 Days                                       5.20%                   5.44%               7.51%
    61-90 Days                                       2.43%                   1.82%               1.90%
    Greater than 90 Days                             1.51%                   1.10%               1.83%
                                                  -------                 -------             -------
       Total                                         9.14%                   8.36%              11.24%

Recourse Contracts Serviced                       $ 15,959                $ 13,696            $ 13,459
Delinquencies:
    31-60 Days                                       8.61%                  12.41%              15.27%
    61-90 Days                                       4.83%                   3.69%               2.31%
    Greater than 90 Days                             1.52%                   4.21%               0.48%
                                                  -------                 -------             -------
       Total                                        14.96%                  20.31%              18.06%

Total Contracts                                   $214,834                $177,475            $142,011
Delinquencies:
     31-60 Days                                      8.10%                   7.15%               9.24%
     61-90 Days                                      2.96%                   2.34%               2.76%
     Greater than 90 Days                            2.22%                   2.15%               1.96%
                                                  -------                 -------             -------
         Total                                      13.28%                  11.64%              13.96%
                                                    ======                  ======              ======

- ----------------------------

(1)      Table excludes non-automobile contracts.
(2) This table excludes certain portfolios which are accounted for on a cost recovery basis.

         The Company has prepared analyses of its automobile finance Contracts, based on its own credit experience and available industry data, to identify the relationship between contract delinquency and default rates at the various stages of a contract's repayment term. The results of the analyses suggest that the probability of a contract becoming delinquent or going into default is highest during the "seasoning period" which begins 3 to 4 months, and ends 12 to 14 months, after the origination date. The Company believes that the increase in the over 60 day delinquency percentage from December 31, 1995 to June 30, 1996 is primarily the result of an increase in the percentage of automobile finance Contracts in the "seasoning period", rather than any change in the underlying average credit characteristics of the Company's portfolio.

         If the rate of the Company's volume continues to escalate, an increasingly greater portion of the Company's portfolio is expected to fall into the "seasoning period" described above, causing a rise in the overall portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature Contracts (with lower delinquency and default rates) is sufficient to reduce the portfolio delinquency and default rates.

Liquidity and Capital Resources

         The Company's business requires substantial cash to support the growth in Contracts purchased. As a general matter, the Company finances the purchase of its Contracts by drawing against its credit facilities. Under the terms of these facilities, funding is provided for between 80% and 90% of the principal balance of the Contracts. Accordingly, the Company must secure the remainder of the acquisition price from equity or other funding sources. As the Company continues to increase the volume of Contracts purchased, it must secure additional equity or other funding sources to meet these requirements. The Company's growth has been facilitated by its ability to successfully complete private placements of debt and equity securities and gain access to increasing sources of financing.

         Through June 30, 1996, the Company had secured its principal source of working capital through senior indebtedness comprised of warehouse facilities, revolving credit facilities and its specialized borrowing facility, as well as subordinated junior indebtedness consisting of unsecured subordinated debentures and a note to a stockholder, and the proceeds from the sale of shares of common stock in a private placement transaction.

         The following table presents the composition of the Company's credit facilities, specialized borrowing facility and outstanding borrowings, as well as proceeds received from the private placement of common stock and sales of loans under securitizations for the periods presented.

                                                               For the Quarters Ended
                                                               ----------------------
           (in thousands)                                June 30, 1996       June 30, 1995
                                                         -------------       -------------
           Sources of Financing
           --------------------
           Warehouse Facilities:
           Available Line                                  $125,000            $    --
           Outstanding Balance                               25,700                 --

           Revolving Credit Facilities:
           Available Line:                                   45,000             45,000
           Outstanding Borrowings                            21,851             23,950

           Specialized Borrowing Facility                    24,599             38,887

           Subordinated Debentures:
           Issued - Cumulative                               33,825              5,650
           Converted to Common Stock - Cumulative            (9,825)            (1,550)
                                                            -------            -------
           Outstanding                                       24,000              4,100

           Unsecured Notes                                       --                 67

           Note Due to Stockholder                               --              1,128
                                                            -------            -------

           Total Outstanding Borrowings                    $ 96,150            $68,132
                                                           ========            =======

           Net Proceeds from Sales of Loans Under
           Securitizations                                 $ 46,615            $    --
                                                           ========            =======

         Warehouse Facilities. During September 1995, the Company entered into a $50 million warehouse facility (the "Greenwich Facility") with Greenwich Capital Financial Products, Inc. ("Greenwich"). This facility is structured as a reverse repurchase agreement which is characterized as borrowings for financial reporting purposes. Under the terms of this facility, the Company receives an advance of approximately 90% of the outstanding principal balance of the loan Contract at an interest rate of 2.25% over 30 day LIBOR. If at any time during the financing period 90% of the market value of the Contract is less than the amount advanced, Greenwich may require the Company to transfer money or additional Contracts to Greenwich until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Greenwich Facility is for one year, automatically renewable for an additional year. At June 30, 1996, the Company had $25.7 million outstanding under the Greenwich Facility.

         The Greenwich Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million, prohibition upon a debt to equity ratio in excess of 8 to 1, and the maintenance of certain loan portfolio performance criteria. For the purpose of the Greenwich Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At June 30, 1996, the Company was in compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

         An event of default is also deemed to occur under the Greenwich Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers) or if the Company is unable to securitize at least $250 million of loans over a two-year period, with at least $100 million securitized in any 365-day period.

         During May 1996, the Company entered into a $75 million warehouse facility (the "Cargill Facility") with Cargill Corporate Capital Group ("Cargill"), with the terms and conditions similar to the Greenwich Facility. The term of the Cargill Facility is one year, which is automatically renewable for an additional year.

         The Company uses these warehouse facilities to purchase loan Contracts with the objective to sell such contracts through securitization transactions. Towards that end, since the fourth quarter of 1995, the Company has completed the sale of in the aggregate of approximately $130 million of automobile loans in privately-placed securitization transactions. The proceeds from the Company's securitization transactions have historically been used to pay down the warehouse facilities, thereby making the warehouse facilities available to fund acquisitions of additional Contracts.

         Revolving Credit Facilities. In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress") which has recently been extended until March 1997. The Congress Facility bears interest at a floating rate of 2% over the prime rate of CoreStates Bank, N.A., with interest payable monthly. The facility is secured by certain loan and lease Contracts. The Congress Facility can be utilized for the financing of additional Contract purchases which meet certain credit guidelines established by Congress, in its sole discretion. As of June 30, 1996, the Company had $1.4 million outstanding under this line.

         During February 1994, the Company entered into a $5 million one-year revolving credit facility (the "GECC Facility") with GE Capital Credit Corp. ("GECC"). In September 1994, the GECC Facility was increased to $10 million. The GECC Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease and loan Contracts. Principal is repaid monthly according to an agreed upon schedule. In March 1995, the GECC Facility line was increased to $25 million. At June 30, 1996, the Company had drawn down approximately $20.4 million under the facility. The GECC Facility is automatically renewed annually unless GECC provides the Company with notice of termination 90 days prior to such renewal.

         The Congress Facility and the GECC Facility are also subject to certain financial and operational covenants that are similar to those imposed under the Greenwich Facility.

         Specialized Borrowing Facility. Since inception, the Company has secured a significant amount of its financing through borrowings classified as debt participation interests, in which the Company has sold an undivided interest, typically 80% to 90%, in portfolios of receivables on a full recourse basis to financial institutions and individual lenders. As of June 30, 1996, the Company had an existing series of borrowings under a specialized borrowing facility with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $24.6 million. Approximately $23.8 million of the Fairfax financing has been utilized to acquire Contracts. Borrowings under this facility are subject to interest at prime plus 2.5% fixed at the time of the financing. The remaining approximately $712,000 of the Fairfax financing has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%, respectively.

         In general, under the terms of the participation agreements, the lender's principal advance is repaid in proportion to the principal received from the underlying collateral. Interest on the outstanding principal balance of the advance is due monthly. Collections received in excess of the principal and interest due Fairfax are allocated to a restricted cash reserve account on deposit with Fairfax until certain specified balances are maintained, generally calculated as a percentage of the outstanding balance of the advance. Any remaining collections are paid to the Company.

         Under the Company's participation agreements, collections received from receivables securing the participations are deposited into restricted, trust bank accounts pending distributions to participation holders. Distributions generally are disbursed to participants once each month for the previous month's collections.

         Distributions under some participation agreements with Fairfax include deposits of a portion of the collections into segregated, interest-bearing reserve accounts held for the benefit of the Company at Fairfax. These reserve accounts are returned to the Company once the principal balances under the participation agreements are reduced to certain levels.

         The balances of the trust account pending settlement with participants and the balance of the reserve accounts on deposit with Fairfax are reflected on the Company's balance sheet as "Restricted Cash".

         Private Placement of Convertible Subordinated Debentures, Warrants and Common Stock. The Company has secured a significant component of its working capital through the private placement of debt and equity securities. During the period from April 1995 through the first quarter of 1996, the Company completed the offering and sale in private placement transactions of $23.8 million of 9% Convertible Subordinated Debentures (the "Debentures") and 2,136,125 common stock purchase warrants (the "Warrants"), as well as 176,500 shares of its common stock which yielded net proceeds of $2.1 million. During April 1996, the Company also concluded the institutional placement of $10 million of Debentures and 675,000 Warrants.

         Through June 30, 1996, an aggregate of $9.8 million principal amount of the Debentures were converted into 1,108,297 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) at conversion prices ranging from $9 to $12.50.

         As of June 30, 1996 the Company had $24 million principal amount of Debentures outstanding with maturity dates as follows: (i) $8.5 million from September 1996 to December 1996; (ii) $10,000,000 in October 1997; (iii) $3 million in July/August 1998; and (iv) $2.5 million in January 1999.

         Once the stock achieves certain trading prices ranging from $18 to $25, the Company has the right to serve notice of redemption on the holders of approximately $11 million of the Debentures for the principal amount thereof (together with accrued interest). A notice to redeem would likely yield conversion of the Debentures (since the average trading price of the stock necessary to redeem would yield a greater profit to the Debenture holders upon conversion rather than redemption).

         Although management is optimistic that a substantial number of the remaining Debentures will be subject to conversion prior to their maturity, a possibility exists that the Company could be required to allocate liquidity and capital resources to the retirement of these Debentures.

         The Company may also secure certain amounts of working capital in the future from the exercise of existing Warrants. In connection with its financing activities since April 1995, the Company has issued 2,811,125 Warrants at exercise prices between $9 and $15. Upon complete exercise of the Warrants, the Company would receive aggregate gross proceeds of approximately $32 million.

         Exercise of the Warrants is largely a function of the spread between the trading price of the Company's Common Stock and the exercise price of the Warrants. Thus, there can be no assurances that the future trading prices of the Company's Common Stock will be sufficient to encourage the exercise of a material number of the Warrants in the near term, if at all.

         Exercise of the Warrants is also a function of other factors such as the term of the Warrant or any associated rights of redemption. Principally all of the outstanding Warrants shall remain outstanding until 1998 and 1999, although some remain outstanding until 2001. In addition, certain of the Warrants contain features that permit redemption (at $.001 per Warrant) based upon average trading prices of the Company's Common Stock between $15 and $25. Any call for redemption will have the likely effect of causing the exercise of these Warrants.

         The Company's liquidity and capital resources may continue to be affected by the trading price of the Company's Common Stock. Trading prices at levels consistently higher than the conversion prices of the Debentures will likely facilitate conversion of the Debentures in the near term. A conversion of the Debentures would positively affect the Company's liquidity by eliminating the need to repay the principal amount (and in certain instances, interest) due thereunder. Trading prices at levels consistently lower than the conversion prices of the Debentures, however, will make conversion of the Debentures less likely, thus requiring the Company to allocate certain of its capital resources towards the retirement of the Debentures at maturity. If all of such Debentures were converted, the Company would not be required to repay approximately $27.6 million (including principal and interest at maturity) as of June 1996. In addition, an exercise of all of the Warrants would have the effect of securing approximately $32 million of additional working capital. However, there can be no assurances that the issuance of such shares would not have a depressive effect upon the market for the Company's Common Stock.

         Securitizations. Securitization of loan Contracts is an integral part of the Company's continuing financing strategy which (i) provides a lower cost of financing; (ii) allows the Company to increase its liquidity; (iii) provides for redeployment of capital; and (iv) reduces risks associated with interest rate fluctuations. The Company uses the net proceeds from a securitization to pay down the loans outstanding under its warehouse facilities, thereby creating availability to purchase additional loan Contracts. The Company has completed three securitizations totaling approximately $130 million. The following is a summary of the basic structure of the Company's last three securitizations. There can be no assurances, however, that the Company will continue to use this structure for future securitizations.

         The Company transfers a pool of loan Contracts to a trust (the "Trust") which simultaneously issues one or more classes of securities (the "Securities") backed by the assets of the Trust. The assets of the Trust include the loan Contracts and a reserve account. Initially, the Company makes a deposit into the reserve account and thereafter, it maintains the reserve account at certain levels (the "Maintenance Level") during the life of the securitization by depositing certain cash flows from the Trust which the Company would otherwise have received. The Company continues to service the loan Contracts and earns a contractual servicing fee of 3% per annum (the "Contractual Servicing Fee").

         The Securities are rated "A", "BBB" and "BB" by Duff and Phelps Credit Rating Co. and Fitch Investors Services L.P.; and are sold to investors in a private offering. These Securities carry fixed interest rate coupons, payable quarterly. Generally, all collections of interest and principal from loan Contracts are utilized to pay interest due on the Securities and to reduce the principal balance of the Securities. Collections of interest in excess of that required to pay for (i) the interest due on the Securities, (ii) ongoing fees and expenses of the Trust, and (iii) the Contractual Servicing Fees (the "Excess

Servicing Cash Flows") are deposited into the reserve account only to the extent necessary to maintain it at the required Maintenance Level. The remaining Excess Servicing Cash Flows, if any, are paid to the Company. In the event that the collections of interest and principal from the loan Contracts are not sufficient to cover the required distributions of interest and principal on the Securities, the trustee may withdraw funds from the reserve account to make up for the shortfall.

         The Company recognizes a gain on sale of the loan Contracts from the securitization in an amount equal to: (i) the excess servicing receivable from the Trust during the life of securitization, plus (ii) the net proceeds received from the Securitization less the aggregate book value of the loan Contracts transferred to the Trust. The excess servicing receivable represents the present value of the Excess Servicing Cash Flows after taking into account the Company's estimates for the net credit loss and prepayment on the loan Contracts in the Trust.

         The gain on sale through securitization has been a significant component of the Company's revenues in each of the three quarters in which the securitization transactions have been completed. The Company believes that such gain on sale will continue to represent a significant source of the Company's revenues in all financial reporting periods in which the Company completes a securitization. If for any reason whatsoever, the Company is unable to complete a securitization during a quarter, then the Company's revenues for such period would likely decline and could result in lower income for that quarter. Also, failure to complete a securitization of the loan Contracts or delays in completing such securitization could further subject the Company to interest rate risk since the Company finances the loan Contracts through floating interest rate warehouse facilities.

         The Company continues to explore alternative structures for the securitization of its loan Contracts in order to achieve a lower cost of financing and to maximize the net proceeds from the securitization. The Company believes that it would lower the cost of financing by structuring the securitization in a manner that results in the issuance of triple-A rated Securities backed by the assets of the Trust, and then by selling such Securities in a public (not private) offering depending upon the size of the securitization. However, there can be no assurances that the Company will be able to achieve this in the near future.

Other Uses of Working Capital
- -----------------------------

         In June 1996, the Company purchased certain assets of Special Finance, Inc. ("Special Finance") pursuant to an option agreement for a purchase price of $1 million, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. An option price of $250,000 paid to Special Finance on August 1, 1995 was credited against the purchase price. Special Finance is a Florida based automobile finance company which purchases and brokers finance contracts from dealerships in twelve states. Prior to the acquisition, the Company purchased a significant volume of loan Contracts from Special Finance. Of the Company's outstanding contracts as of June 30, 1996, approximately 44% were acquired from Special Finance.

         During June 1996, the Company allocated certain capital resources towards the repayment of an outstanding stockholder loan in the amount of approximately $3 million.

Effects of Inflation
- --------------------

         Inflationary pressures may have an effect on the Company's internal operations and on its overall business. The Company's operating costs are subject to general economic and inflationary pressures. Operating costs have increased during the past year due primarily to the expansion of the Company's operations. The Company's business is subject to risk of inflation. Significant increases in interest rates that are normally associated with strong periods of inflation may have an impact upon the number of individuals that are likely or able to finance the purchase or lease of an automobile.

Recent Accounting Pronouncements
- --------------------------------

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a "fair value based method" of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation costs for those plans using the "intrinsic value based method" of accounting, which the Company currently uses. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years beginning after December 15, 1995. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Management has determined that the Company will continue to measure compensation costs using the "intrinsic value based method" and will disclose the effect on net income and earnings per share using the "fair value based method" in the footnotes to the Company's financial statements upon the adoption of SFAS No. 123.

         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. Management is currently evaluating the impact of adoption of SFAS No. 125 on its financial position and results of operations.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  None.

Item 2.           Changes in Securities
                  ---------------------

                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  At the Company's Annual Meeting of Stockholders held on May 31, 1996, the stockholders voted upon and approved five resolutions.

                  (1) To amend the Company's Certificate of Incorporation to classify the Board of Directors into three different classes. 3,807,166 votes were cast for the proposal, 121,166 votes were cast against the proposal and there were 17,033 abstentions.

                  (2) To amend the Company's Certificate of Incorporation to require a supermajority vote of stockholders to approve amendments to the Company's Certificate of Incorporation in certain circumstances. 3,794,151 votes were cast for the proposal, 131,966 votes were cast against the proposal and there were 19,248 abstentions.

                  (3)      The election of five directors.


           Nominee                           Shares Voted in Favor                Shares Withheld Authority
           -------                           ----------------------               -------------------------

           Robert R. Bartolini                     5,909,203                               19,669
           Ngaire E. Cuneo                         5,908,603                               20,269
           James F. DeVoe                          5,908,403                               20,469
           David R. Jones                          5,908,703                               20,169
           John T. Schaeffer                       5,908,603                               19,269


                  (4) To amend the Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan") to provide for an increase in the number of shares of common stock the Company is authorized to issue under the 1994 Plan from 600,000 shares to 1,000,000 shares. 3,973,918 votes were cast for the proposal, 150,692 votes were cast against the proposal and there were 31,048 abstentions.

                  (5) To ratify the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. 5,803,959 votes were cast for the proposal, 11,001 votes were cast against the proposal and there were 9,029 abstentions.

Item 5.           Other Information
                  -----------------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         When used in this Quarterly Report on Form 10-QSB and in other public statements by the Company and Company officers, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to retain existing or obtain additional financing at rates and upon terms acceptable to the Company in order to maintain and expand its portfolio of finance contracts and to continue the periodic warehousing and sale of such contracts in securitization transactions; (ii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to obtain financing through the placement of debt and equity securities, and upon the likelihood of conversion of outstanding debentures and the exercise of outstanding warrants; (iii) the potential depressive impact an influx of shares into the market may have upon the trading price of the Company's common stock upon the resale of shares issuable upon the conversion of outstanding debentures or upon the exercise of outstanding warrants; (iv) the sensitivity of the Company's business to general economic conditions associated with the non-prime market, including risks associated with interest rate fluctuations, default and prepayment of contracts, market concentrations and risks associated with recovery of residual value; (v) the reliance of the Company upon the continued service of its executive officers; (vi) the Company's ability to remain in compliance with numerous federal and state consumer protection laws and regulations; and (vii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                    Exhibit No.      Description
                    -----------      -----------

                    3.3              Certificate of Amendment to the Certificate of Incorporation of the
                                     Registrant dated May 31, 1996

                    3.4              Amended and Restated Bylaws of the Registrant dated May 31, 1996

                    4.13             Form of Amended and Restated Registration Rights Agreement

                    10.29            Administration  Agreement among NAL Auto Trust 1996-2,  NAL Acceptance
                                     Corporation, and Bankers Trust Company dated June 17, 1996

                    10.30            Receivables  Purchase  Agreement  among  NAL  Acceptance  Corporation,
                                     Autorics, Inc. and Autorics II, Inc. dated as of June 17, 1996

                    10.31            Sale and Servicing Agreement among NAL Auto
                                     Trust 1996-2, Autorics II, Inc., NAL
                                     Acceptance Corporation and Bankers Trust
                                     Company dated as of June 17, 1996

                    10.32            Indenture  between  NAL Auto Trust  1996-2 and Bankers  Trust  Company dated as of June 17, 1996

                    10.33            Trust  Agreement  between  Autorics  II,  Inc.  and  Wilmington  Trust
                                     Company dated as of June 17, 1996

                    27               Financial Data Schedule

                    (b)      Reports on Form 8-K

                             None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


NAL FINANCIAL GROUP INC.


By: /s/ Robert R. Bartolini                             Dated:  August 12, 1996
   ---------------------------------------------
     Robert R. Bartolini
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)



By: /s/ Robert J. Carlson                               Dated:  August 12, 1996
   ---------------------------------------------
     Robert J. Carlson
     Vice President, Finance
     (Principal Financial
     and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.             Description
- -----------             -----------

3.3                     Certificate of Amendment to the Certificate of Incorporation of the Registrant dated May
                        31, 1996

3.4                     Amended and Restated Bylaws of the Registrant dated May 31, 1996

4.13                    Form of Amended and Restated Registration Rights Agreement

10.29                   Administration  Agreement  among NAL Auto Trust  1996-2,  NAL  Acceptance  Corporation,  and
                        Bankers Trust Company dated June 17, 1996

10.30                   Receivables  Purchase  Agreement  among  NAL  Acceptance  Corporation,  Autorics,  Inc.  and
                        Autorics II, Inc. dated as of June 17, 1996

10.31                   Sale and Servicing Agreement among NAL Auto Trust 1996-2,  Autorics II, Inc., NAL Acceptance
                        Corporation and Bankers Trust Company dated as of June 17, 1996

10.32                   Indenture between NAL Auto Trust 1996-2 and Bankers Trust Company dated as of June 17, 1996

10.33                   Trust Agreement  between Autorics II, Inc. and Wilmington Trust Company dated as of June 17,
                        1996

27                      Financial Data Schedule
