Form 10-Q
period 1996-09-30
NAL FINANCIAL GROUP INC
filed 1996-11-14
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20540

                                   FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To ____________

                            NAL FINANCIAL GROUP INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                        0-25476                  23-2455294
-----------------------           --------------------       ------------------
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

                   (1)    Yes         X            No
                                  ---------           --------
                   (2)    Yes         X            No
                                  ---------           --------

         APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the Registrant's sole class of common stock, as of November 12, 1996 is 7,347,367 shares.

Transitional Small Business Disclosure Format

                           Yes             No    X
                               -----          ------

                            NAL FINANCIAL GROUP INC.

                                      INDEX


                                                                                      PAGE
                                                                                      ----

PART I       FINANCIAL INFORMATION*

             Item 1.       Consolidated Balance Sheets at September 30,
                           1996 (Unaudited) and December 31, 1995                       1

                           Consolidated Statements of Operations for
                           the Three months ended September 30, 1996
                           and 1995 (Unaudited) and for the Nine months
                           ended September 30, 1996 and 1995 (Unaudited)                2

                           Consolidated Statements of Cash Flows for the
                           Nine months ended September 30, 1996
                           and 1995 (Unaudited)                                         3

                           Notes to Consolidated Financial Statements                   4

             Item 2.       Management's Discussion and
                           Analysis or Plan of Operation                                7

PART II      OTHER INFORMATION

             Item 1.       Legal Proceedings                                           24

             Item 2.       Changes in Securities                                       24

             Item 3.       Defaults Upon Senior Securities                             24

             Item 4.       Submission of Matters to a Vote
                           of Security Holders                                         24

             Item 5.       Other Information                                           24

             Item 6.       Exhibits and Reports on Form 8-K                            25

*The accompanying financial information at September 30, 1996 and the quarter and nine months then ended and the accompanying financial information at September 30, 1995 and the quarter and nine months then ended is not covered by an Independent Certified Public Accountant's Report.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                            NAL FINANCIAL GROUP INC.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                      September 30,      December 31,
                                                                          1996               1995
                                                                      -------------      ------------
ASSETS:
     Cash and cash equivalents                                            $3,090               $921
     Restricted cash                                                       1,482              1,032
     Finance receivables, net                                             87,739            101,214
     Investment in operating leases                                        8,905              4,055
     Automobile inventory                                                  2,384              1,886
     Excess servicing receivables                                         22,898              4,999
     Premises and equipment, net                                           2,685              1,803
     Accrued interest receivable                                           2,875              1,460
     Debt issue costs                                                      2,336                857
     Goodwill                                                              3,671                 --
     Other assets                                                          6,768              3,808
                                                                        --------           --------
TOTAL ASSETS                                                            $144,833           $122,035
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Credit and warehouse facilities                                     $49,191            $33,429
     Debt participation interests                                         21,682             42,380
     Convertible subordinated debt                                        25,843             12,924
     Accounts payable and accrued expenses                                 2,233              1,047
     Income taxes payable                                                  4,713              1,604
     Stockholder loan                                                         --              2,919
     Other liabilities                                                     3,913              3,872
                                                                        --------           --------
TOTAL LIABILITIES                                                        107,575             98,175
                                                                        --------           --------

STOCKHOLDERS' EQUITY:
     Preferred Stock - $1,000 par value:
         10,000,000 shares authorized, no shares issued
     Common Stock - $.15 par value:
         50,000,000 shares authorized,
         7,252,935 shares outstanding at September 30, 1996 and
         6,699,987 shares outstanding at December 31, 1995                 1,088              1,005
     Paid in capital                                                      25,698             18,525
     Retained earnings                                                    10,472              4,330
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                37,258             23,860
                                                                        --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $144,833           $122,035
                                                                        ========           ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                      For the Three Months                For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                    ------------------------          ---------------------------
                                                     1996              1995             1996               1995
                                                    ------            ------          --------           --------
INTEREST INCOME:
    Finance charges and discount accretion          $6,211            $4,876          $17,154            $10,999
    Interest expense                                (2,859)           (2,133)          (8,218)            (4,636)
                                                   -------            ------          -------            -------
       Net interest income                           3,352             2,743            8,936              6,363
    Provision for credit losses                     (1,012)             (709)          (2,801)            (1,412)
                                                   -------            ------          -------            -------
       Net interest income after provision
       for credit losses                             2,340             2,034            6,135              4,951
                                                   -------            ------          -------            -------

OTHER INCOME:
     Gain on sale of contracts                       7,147               128           13,427                128
     Fees and other                                  1,220               876            4,670              1,241
                                                   -------            ------          -------            -------
        Total other income                           8,367             1,004           18,097              1,369
                                                   -------            ------          -------            -------

OTHER EXPENSES:
    Salaries and employee benefits                   3,149               538            6,060              1,373
    Depreciation and amortization                      575               366            1,250                691
    Occupancy expense                                  310               110              773                289
    Professional services                              667               201            1,401                488
    Other operating expense                          2,334               841            4,360              1,673
    Non cash charge for the release of
       escrow shares                                    94               --               301                 80
                                                   -------            ------          -------            -------
         Total other expenses                        7,129             2,056           14,145              4,594
                                                   -------            ------          -------            -------

    Income before income taxes                       3,578               982           10,087              1,726
    Provision for income taxes                      (1,396)             (373)          (3,945)              (656)
                                                   -------            ------          -------            -------

NET INCOME                                          $2,182              $609           $6,142             $1,070
                                                   =======            ======          =======            =======

Primary Earnings Per Share:

Net income available to common and common
   equivalent shares                                $2,518              $609           $6,900             $1,070

Weighted average number of common and
   common equivalent shares                          9,046             6,145            8,484              5,875

Net income per share                                 $0.28             $0.10            $0.81              $0.18

Fully Diluted Earnings Per Share:

Net income available to common and common
   equivalent shares                                $2,885              $609           $7,827             $1,070

Weighted average number of common and
   common equivalent shares                         11,221             6,341           10,369              6,013

Net income per share                                 $0.26             $0.10            $0.75              $0.18



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                      ---------------------------
                                                                        1996               1995
                                                                        ----               ----
Cash flows from operating activities:
     Net Income                                                        $6,142             $1,070
     Adjustments to reconcile net income to net
      cash provided by operations:
        Accretion of discount                                              --               (599)
        Provision for credit losses                                     2,801              1,412
        Depreciation and amortization                                   3,101                691
        Gain on sale of loan pools                                    (13,427)              (128)
        Non-cash charge - escrow shares                                   301                 80
        Return of excess servicing cashflows                            1,949                 --
     Changes in assets and liabilities:
        Other, net                                                       (760)               362
                                                                     --------            -------

Net cash provided by operating activities:                                107              2,888
                                                                     --------            -------

Cash flows from investing activities:
     Purchase of receivables                                         (197,445)          (108,876)
     Payments received on receivables                                  42,427             31,788
     Purchase of property and equipment                                (1,066)              (689)
     Proceeds from sale of loan pools                                      --              1,623
     Purchase of Special Finance, Inc.                                   (750)              (250)
                                                                     --------            -------
Net cash used in investing activities:                               (156,834)           (76,404)
                                                                     --------            -------
Cash flows from financing activities:
     Net proceeds from financings                                     196,152            111,094
     Repayments of financings                                        (201,088)           (40,662)
     (Repayments) proceeds of stockholder loan                         (2,919)               791
     Net proceeds from securitization of finance contracts            149,251                 --
     Proceeds from subordinated debentures                             17,500                 --
     Issuance of common stock                                              --              2,101
                                                                     --------            -------

Net cash provided by financing activities:                            158,896             73,324
                                                                     --------            -------

Net increase (decrease) in cash and cash equivalents                    2,169               (192)
Cash and cash equivalents, beginning of period                            921                665
                                                                     --------            -------

Cash and cash equivalents, end of period                               $3,090               $473
                                                                     ========            =======
Supplemental disclosures of cash flows information:

Cash paid during the period for interest                               $4,724             $3,965
                                                                     ========            =======
Cash paid during the period for taxes                                  $1,465               $346
                                                                     ========            =======


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

         Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

2.       Finance Receivables

         Finance receivables as of September 30, 1996 and December 31, 1995 consist of the following:


      (in thousands)                               September 30, 1996     December 31, 1995
                                                   ------------------     -----------------
      Automobile finance contracts
         Gross contracts receivable                      $97,454              $106,983
           Less:  Unearned interest                       (8,154)               (7,069)
                  Deferred acquisition fees                 (382)                 (123)
                                                         -------              --------

                                                          88,918                99,791
                                                         -------              --------
      Consumer contracts receivable
         Gross contracts receivable                        2,056                 2,768
           Less:  Unearned interest                         (160)                 (286)
                  Purchase discount                         (102)                 (193)
                                                         -------              --------
                                                           1,794                 2,289
                                                         -------              --------

      Mortgage loans receivable
         Gross loans receivable                            1,559                 2,064
           Less:  Purchase discount                         (285)                 (259)
                                                         -------              --------
                                                           1,274                 1,805
                                                         -------              --------

      Total finance receivables                           91,986               103,885
      Reserve available for credit losses                 (4,247)               (2,671)
                                                         -------              --------
      Total finance receivables, net                     $87,739              $101,214
                                                         =======              ========


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

3.       Excess Servicing Receivables

         Excess servicing receivables result from the sale of contracts on which the Company retains servicing rights and a portion of the excess cash flows. Excess servicing receivables are determined by computing the difference between the weighted average yield of the contracts sold and the yield to the purchaser of the asset-backed security, adjusted for the contractual servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain in the year of the sale equal to the present value of the estimated future cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. The excess servicing cash flows over the estimated remaining life of the contracts have been calculated using estimates for prepayments, losses (charge-offs) and weighted average discount rates, which the Company expects market participants would use for similar instruments. The Company updates its cash flows on a quarterly basis using actual rates of prepayments and losses to assess the remaining value of the excess servicing receivables in the aggregate.

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

         Management has evaluated the accounting treatment relating to the potential release of the shares under the Agreement using recent accounting guidance and the relevant facts and circumstances, and has determined that the potential release of approximately 340,000 shares of the total amount of shares held under the Agreement is not compensatory. The potential release of the remaining approximately 60,000 shares is considered compensatory based on the relevant facts and circumstances and, accordingly, an expense has been reflected for financial reporting purposes as these shares became eligible for release. This expense was a non-cash charge and did not affect working capital or total stockholders' equity.

         Compensation expense of $301,000 and $80,000 has been recorded for the nine months ended September 30, 1996 and 1995, respectively, for the portion of the 60,000 shares that has become eligible for release under the Agreement. As of September 30, 1996, all of the 400,000 shares under the Agreement have become eligible for release.

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

         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. However, a proposal has recently been developed to defer, for one year, certain provisions of SFAS No.
125. Management is currently evaluating the impact of adoption of SFAS No. 125 on its financial position and results of operations.

7.       Subsequent Events

         On November 8, 1996, the Company filed a Registration Statement on Form SB-2 (No. 333-15787) with the Securities and Exchange Commission relating to a proposed public offering of 2,500,000 shares of Common Stock of which the Company intends to issue and sell 2,000,000 shares and certain selling stockholders intend to sell up to 500,000 shares. Net proceeds of the offering will be used to support growth and for general corporate purposes, including working capital and future acquisitions.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Report.

         The Company is a specialized automobile finance company engaged in the purchase and servicing of automobile finance contracts ("Contracts") originated by franchised and select independent dealers ("Dealers") in connection with sales or leases of used and new automobiles to consumers with non-prime credit. Consumers with non-prime credit are perceived to be relatively high credit risks due to various factors, including, among other things, the manner in which they have handled previous credit, the absence or limited extent of their prior credit history and their limited financial resources. The Company purchases Contracts relating primarily to the "C" credit segment of the non-prime automobile finance market. More than 90% of all Contracts acquired by the Company were originated by franchised Dealers. The Company is also engaged in providing insurance and related products to its Dealers and customers through its insurance subsidiary, NAL Insurance Services, Inc. The Company has a remarketing subsidiary, Performance Cars of South Florida, Inc. with a J.D. Byrider car dealership franchise, which provides a cost effective means of disposing of some of the Company's repossessed and off-lease vehicles.

Contract Acquisition

         The Company acquires Contracts from diversified sources through its origination programs. In order to adjust for credit risk and achieve an acceptable rate of return, the Company typically purchases loan Contracts from Dealers at a discount from the principal amounts of such Contracts. This discount is non-refundable to the Dealer. Currently, the discount is being allocated to the reserve for credit losses. See "Acquisition Discounts." The following table sets forth the Contracts acquired and the portfolio serviced by the Company during each of the last five quarters.


                                                               For the Quarters Ended
 Operating Data                          Sep 30,          Jun 30,           Mar 31,          Dec 31,           Sep 30,
 (dollars in thousands)                   1996              1996             1996              1995             1995
                                        --------          -------          -------           -------          --------
Contracts purchased during the period:
Loan Contracts                          $76,659           $61,539          $53,533           $53,288          $39,828
Lease Contracts                           6,776             3,609            3,686             3,989            4,085
                                        -------           -------          -------           -------          -------
     Total Contracts Purchased          $83,435           $65,148          $57,219           $57,277          $43,913
                                        =======           =======          =======           =======          =======
Number of Dealers (at end of
 period)                                  1,594             1,381            1,271               909              787
                                        =======           =======          =======           =======          =======
Servicing portfolio (at end of
  period):
    Owned                              $108,208          $111,928         $117,210          $113,831         $111,888
    Serviced for securitization
      trusts                            175,679           118,818           73,742            39,934               --
                                        -------           -------          -------           -------          -------
         Total servicing portfolio     $283,887          $230,746         $190,952          $153,765         $111,888
                                        =======           =======          =======           =======          =======


         The Company has experienced significant growth in its volume of Contracts purchased. Contract volume has increased to $83.4 million for the quarter ended September 30, 1996 from $43.9 million for the quarter ended September 30, 1995, representing an increase of 90%. The growth in Contract volume is attributable primarily to the increase in the number of Dealers participating in the Company's programs, as well as, an expansion of the sources and amounts of financing available to purchase Contracts. Dealers increased to 1,594 at September 30, 1996 from 787 Dealers at September 30, 1995, representing an increase of 103%. The growth in Contract volume has resulted in an increase in the Company's servicing portfolio, which at September 30, 1996 was $283.9 million compared to $111.9 million at September 30, 1995, representing an increase of 154%.

Revenues

         The increase in Contract volume and the servicing portfolio has led to an increase in revenues as demonstrated in the following table:

                                                                For the Quarters Ended
                                      ------------------------------------------------------------------------
Revenue Data:                          Sep 30,          Jun 30,         Mar 31,         Dec 31,        Sep 30,
(dollars in thousands)                  1996             1996            1996            1995           1995
                                      -------           -------          ------          ------         ------
Interest income:
   Loan Contracts                      $4,835            $4,703          $3,972          $4,229         $3,619
   Lease Contracts                      1,284             1,053             969             930            918
                                      -------           -------          ------          ------         ------
     Total interest income              6,119             5,756           4,941           5,159          4,537
Non-automobile interest income             92               133             114             222            339
Gain on sale of loan Contracts          7,147             3,283           2,997           4,123            128
Other income                            1,220             1,935           1,515           1,060            876
                                      -------           -------          ------          ------         ------
      Total revenues                  $14,578           $11,107          $9,567         $10,564         $5,880
                                      =======           =======          ======         =======         ======


         The Company generates revenues primarily through the purchase, sale and ongoing servicing of Contracts. The Company earns interest income and fees on Contracts purchased and held in portfolio, including those awaiting securitization. Upon the sale of Contracts through the Company's securitization program, the Company recognizes a gain on sale on the loan Contracts. The Company continues to service these loan Contracts and earns a servicing fee currently equal to three percent per annum of the outstanding principal balance of the loan Contracts sold. The Company also receives revenues from the sale of insurance and related products, and other miscellaneous fees.

         During the quarter ended March 31, 1996, interest income declined slightly from that reported during the quarter ended December 31, 1995, due primarily to a decrease in the average balance of the Contracts held in the portfolio. This decrease was associated with the Company's first sale of loan Contracts under a securitization transaction in December 1995.

         Interest income on the non-automobile portfolio consists of interest earned on mortgage loans, marine loans and other consumer loans acquired by the Company through bulk purchases prior to June 30, 1994. The decline in interest income is due to the run-off of this portfolio.

         Gain on sale of loan Contracts decreased during the quarters ended March 31, and June 30, 1996 when compared to that for the quarter ended December 31, 1995. The decrease was due to a decline in the net spread on the March and June 1996 securitization transactions when compared to that for December 1995 securitization transaction. See "Gain on Sale of Loans." The decline is also attributable to an increase in the required level of reserve account necessary to credit enhance the March and June 1996 securitization transactions when compared to the reserve account for the December 1995 transaction. The reserve account is funded upon the closing of a securitization transaction whereby a portion of the proceeds from the sale is set aside in the reserve account to protect the purchasers of the asset-backed securities from potential losses. Gain on sale of loan Contracts subsequently increased during the quarter ended September 30, 1996, reflecting a larger securitization with a higher net spread than the previous two securitizations. See "Liquidity and Capital Resources--Securitizations."

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


                                                            For the Quarters Ended
                                -------------------------------------------------------------------------
                                Sep 30,          Jun 30,          Mar 31,         Dec 31,         Sep 30,
Net Interest Spread:             1996             1996             1996            1995            1995
                                 ----             ----             ----            ----            ----
Interest Income (1):
   Loan Contracts               23.25%           21.78%           19.29%           19.50%         22.50%
   Lease Contracts              18.02            16.45            16.02            19.32          19.16
                                -----            -----            -----            -----          -----
   Total automobile             21.91            20.56            18.55            19.47          21.80
     Contracts
Non-automobile Contracts        13.27            17.41            13.18            26.35          20.86
                                -----            -----            -----            -----          -----
     Total                      21.70            20.48            18.38            19.60          21.22

Interest Expense (2)            10.32            10.80            10.12            10.94          11.11
                                -----            -----            -----            -----          -----
   Net interest spread          11.38%            9.68%            8.26%            8.66%         10.11%
                               ======          =======          =======          =======         ======

-----------------

(1) Represents interest income plus discount accretion (if any) less amortization of deferred costs, expressed as a percentage of average receivable outstanding.
(2) Represents interest expense as a percentage of average total debt outstanding.


         The Company has experienced a decline in the net interest spread during the period from September 30, 1995 to March 31, 1996 for each quarter. This reflected the shift in the composition of the Company's portfolio from bulk purchase non-automobile contracts purchased prior to 1995 at large discounts, which yielded higher rates, to a gradually greater concentration in automobile Contracts, which yielded lower rates. The net interest spread subsequently increased during the quarters ended June 30, 1996 and September 30, 1996, as the Company began to benefit from the expansion into additional states with higher rates of interest when compared to the allowable rate of interest in Florida, where the Company has a large concentration. This increase was partially offset by an increase in the cost incurred on borrowings in connection with the additional placement of convertible subordinated debentures during the quarters ended June 30, 1996 and September 30, 1996.

Gain on Sale of Loans

         The Company has sold its loan Contracts through the Company's securitization program in each of the last four quarters. The Company recognizes a gain on sale of loan Contracts in an amount equal to: (i) the excess servicing receivable from the trust during the life of the securitization, plus (ii) the net proceeds received from the securitization less the aggregate book value of the loan Contracts transferred to the trust. The excess servicing receivable represents the estimated present value of excess servicing cash flows based on the Company's estimates for loss and prepayments during the life of the securitization transaction. Quarterly, the Company reviews the assumptions made in determining the excess servicing receivable. If the present value of future aggregate excess servicing cash flows is less than the aggregate capitalized amount, a charge to servicing income would be made. Excess servicing cash flows represent the difference between the cash flows on loan Contracts in a securitization trust and the sum of (i) payments of principal and interest required to be made to investors in the securitized pool, (ii) the servicing fee, currently at the rate of three percent per year, and (iii) other on-going expenses of such trust. See "Liquidity and Capital Resources--Securitizations."

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


                                               Weighted      Interest Rate
                               Original         Average        Paid  to       Gross          Net
Securitization                 Balance      Contract Rate    Investors (1)  Spread (2)    Spread (3)
--------------                 -------      -------------    -------------  ----------    ----------
(dollars in thousands)
1996-3 Auto Trust........      $70,052         19.37%         7.42%         11.95%         8.95%
1996-2 Auto Trust........       49,500         19.20%         7.58%         11.62%         8.62%
1996-1 Auto Trust........       40,750         19.26%         7.47%         11.79%         8.79%
1995-1 Auto Trust........       40,136         19.58%         7.10%         12.48%         9.48%
                               -------
Total....................     $200,438
                              ========

-------------------
(1) Weighted average interest rate paid to investors in the securitization transaction.
(2) Difference between weighted average Contract rate and weighted average interest rate paid to investors.
(3)  Difference between gross spread less contractual servicing fees.


The increase in the net spread for the 1996-3 Securitization Trust was attributable to a higher weighted average coupon rate with a corresponding decrease in the interest rate paid to investors, due primarily to a decrease in market interest rates. The decrease in the net spread when comparing the 1995-1 Securitization Trust to the 1996-1 Securitization Trust, and further when comparing to the 1996-2 transaction, reflected a decrease in the weighted average coupon rate of the loans securitized, and an increase in the rate paid to investors, due primarily to an increase in market interest rates.

Other Income

         The Company generates revenues from the sale of a variety of insurance and related products to Dealers and its customers, acting as agent for third party insurance companies. The Company recognizes as revenue the commissions or fees received upon the sale of these products to customers. Other income also consists of late fees earned on the Company's servicing portfolio and servicing fees earned on the Company's securitized portfolios. See "Liquidity and Capital Resources--Securitizations." Other income has continued to increase due primarily to the increase in the volume of Contracts purchased and the growth in the servicing portfolio.

Results of Operations

         The following table presents the principal components of the Company's net income for the periods presented:

                                           For Quarters Ended                 For Nine Months Ended
                                    -------------------------------     -----------------------------------
(in thousands)                      September 30,     September 30,     September 30,    September 30, 1995
                                    --------------    --------------    --------------   ------------------
                                         1996              1995              1996              1995
                                         ----              ----              ----              ----
Net interest income                     $3,352            $2,743             $8,936           $6,363
Gain on sale of loan Contracts           7,147               128             13,427              128
Other income                             1,220               876              4,670            1,241
                                        ------            ------             ------           ------
     Total revenue                      11,719             3,747             27,033            7,732
Provision for credit losses             (1,012)             (709)            (2,801)          (1,412)
Operating expenses                      (7,035)           (2,056)           (13,844)          (4,514)
Non-cash charge for escrow shares          (94)               --               (301)             (80)
                                        ------            ------             ------           ------
Income before taxes                      3,578               982             10,087            1,726
Provision for income taxes              (1,396)             (373)            (3,945)            (656)
                                        ------            ------             ------           ------
     Net Income                         $2,182              $609             $6,142           $1,070
                                        ======            ======             ======           ======


Quarters Ended September 30, 1996 and 1995.

         Net Interest Income. Net interest income increased to $3.4 million for the quarter ended September 30, 1996 from $2.7 million for the quarter ended September 30, 1995. The increase is primarily attributable to: (i) the growth of average Contracts held in portfolio and those awaiting securitization from $97.4 million for the quarter ended September 30, 1995 to $105.2 million for the quarter ended September 30, 1996, representing an increase of 8%; and (ii) lower costs of funds achieved through a lower-cost warehouse facility which were not available during the comparable quarter in 1995.

         Gain on Sale of Loans. The Company completed a $70.0 million securitization during the quarter ended September 30, 1996, resulting in a gain on sale of $7.1 million. The Company did not securitize any loans during the quarter ended September 30, 1995, since the Company's securitization program began during the fourth quarter of 1995.

         Other Income. Other income, consisting of insurance income, late fees and servicing fees on its securitized portfolios, increased to $1.2 million from $876,000 for the quarter ended September 30, 1996 and 1995, respectively. This increase is due to the increase in the volume of Contracts acquired and the growth of the servicing portfolio to $283.9 million at September 30, 1996 from $111.9 million at September 30, 1995.

         Provision For Credit Losses. During the quarter ended September 30, 1996, the Company recorded a provision for credit losses totaling $1 million compared to $709,000 for the same quarter of the preceding year. This increase is primarily due to an increase in the volume of Contracts purchased during the quarter ended September 30, 1996 versus the corresponding period in 1995 and the performance of previously purchased Contracts.

         Operating Expenses. Operating expenses increased from $2.1 million for the quarter ended September 30, 1995 to $7.1 million for the quarter ended September 30, 1996. The increase is primarily due to the absorption of the operating expenses of Special Finance, Inc., a Florida based automobile finance company ("Special Finance") which was acquired on June 28, 1996. The increase in operating expenses is also due to an increase in the servicing portfolio. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 11% and 8% for the quarters ended September 30, 1996 and September 30, 1995, respectively, on an annualized basis.

         Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholders' equity. During the quarter ended September 30, 1996, the Company recorded a charge to earnings of $94,000 compared to $0 for the quarter ended September 30, 1995.

         Net Income. Net income for the quarter ended September 30, 1996 was $2.2 million or $0.26 per fully diluted share. This compares to net income of $609,000 or $0.10 per fully diluted share for the quarter ended September 30, 1995. Net income, excluding the non-cash charge for release of escrow shares, was $2.3 million or $0.27 per fully diluted share for the quarter ended September 30, 1996 in comparison to $609,000 or $0.10 per fully diluted share for the quarter ended September 30, 1995.

Nine Months Ended September 30, 1996 and 1995.

         Net Interest Income. Net interest income for the nine months ended September 30, 1996 was $8.9 million compared to $6.4 million for the nine months ended September 30, 1995, representing a 40% increase. This increase was primarily a result of the growth in average Contracts held in portfolio and those awaiting securitization from $72.7 million for the nine months ended September 30, 1995 to $110.5 million for the nine months ended September 30, 1996.

         Gain on Sale of Loans. Gain on sale of loans for the nine months ended September 30, 1996 was $13.4 million compared to $128,000 for the nine months ended September 30, 1995. No securitizations were completed during the nine months ended September 30, 1995.

         Other Income. Other income, consisting of insurance income, late fees and servicing fees on its securitized portfolios, increased from $1.2 million to $4.7 million for the nine months ended September 30, 1995 and 1996, respectively. This increase was primarily due to an increase in the volume of Contracts purchased and the growth in the servicing portfolio to $283.9 million at September 30, 1996 from $111.9 million at September 30, 1995.

         Provision for Credit Losses. The Company's provision for credit losses for the nine months ended September 30, 1996 was $2.8 million compared to $1.4 million for the nine months ended September 30, 1995. This increase related primarily to provisions recorded for an estimate of possible losses which may be incurred in connection with the acquisition of new Contracts during 1996 and the performance of previously purchased Contracts.

         Operating Expenses. Operating expenses increased to $14.1 million for the nine months ended September 30, 1996 compared to $4.6 million for the nine months ended September 30, 1995. The increase was primarily due to the absorption of the operating expenses of Special Finance which was acquired on June 28, 1996. The increase in operating expenses was also due to an increase in the servicing portfolio. As a percentage of average total portfolio being serviced by the Company during the year, operating expenses were approximately 9% and 8% for the nine months ended September 30, 1996 and 1995, respectively, on an annualized basis.

         Non-Cash Charge For Escrow Shares. The Company recorded a charge to earnings of $301,000 for the nine months ended September 30, 1996 compared to $80,000 for the nine months ended September 30, 1995 for shares released from the escrow arrangement which was established in connection with the merger.

         Net Income. The Company reported net income of $6.1 million or $0.75 per fully diluted share for the nine months ended September 30, 1996 compared to net income of $1.1 million or $0.18 per fully diluted share for the nine months ended September 30, 1995. Net income, excluding the non-cash charge for releasing escrow shares, was $6.4 million or $0.78 per fully diluted share for the nine months ended September 30, 1996 in comparison to $1.2 million or $0.19 per fully diluted share for the nine months ended September 30, 1995.

Delinquency and Credit Loss Experience

         The Company's profitability depends largely upon its ability to effectively manage delinquency and credit losses. The Company maintains a reserve available to absorb future credit losses on Contracts that are held in portfolio and on loan Contracts while they are awaiting securitization. The Company evaluates historical charge-off experience against the reserve as well as performs other analyses, including portfolio performance analyses and delinquency trends, to determine if the reserve is adequate to absorb estimated future losses.

         Acquisition Discounts. The Company purchases Contracts from Dealers at discounts from their stated principal amount to provide for credit risk. The discounts typically range from 3% to 10%. The amount of the discount varies based upon the underwriting tier that the Contract falls within, the terms of the transaction and the quality of the collateral.

         Any discount that management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as income using the level-yield method of accretion. Currently, the Company allocates the entire discount to the reserve available for credit losses and expects to do so for the foreseeable future. However, the Company will continue to evaluate the collectibilty of its Contracts in conjunction with the allocation of discounts.

         Reserves Available for Credit Losses. In the event of a payment default, the proceeds from the liquidation of the vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains a reserve available for credit losses in an amount which management believes is adequate to absorb future credit losses on Contracts. The reserve available for credit losses is comprised of the acquisition discounts, an allowance for credit losses and, in limited cases, dealer reserves. On a monthly basis, the Company evaluates the adequacy of the reserves available for credit losses by analyzing the Contract portfolios in their entirety using a "static pool analysis" method in which the historical charge-offs are stratified according to the Contract origination date. These Contracts are grouped together by calendar month of origination, and the related historical charge-off experience on such Contracts is analyzed to evaluate the reasonableness and adequacy of the reserves available for credit losses. This analysis takes into consideration historical loss experience, current economic conditions, levels of repossessed assets, delinquency experience, seasoning of Contracts, and other relevant factors. Should management deem the level of acquisition discounts and dealer reserves to be inadequate, an additional provision for credit losses will be recorded to increase the allowance for credit losses and, therefore, the overall level of reserves available for credit losses.

         The Company has prepared analyses of its automobile finance Contracts, based on its credit experience and available industry data, to identify the relationship between Contract delinquency and default rates at the various stages of a Contract's repayment term. The results of the analyses suggest that the probability of a Contract becoming delinquent or going into default is highest during the "seasoning period" which begins 3 to 4 months, and ends 12 to 14 months, after the origination date. If the volume of Contracts purchases continues to grow, an increasingly greater portion of the Company's portfolio is expected to fall into the "seasoning period" described above, causing a rise in the overall portfolio delinquency and default rates. Assuming no changes in any other factors that may affect delinquency and default rates, management believes this trend should stabilize or reverse when the volume of mature Contracts (with lower delinquency and default rates) is sufficient to offset the total portfolio delinquency and default rates.

         The following table sets forth information regarding credit loss experience of the total servicing portfolio for the periods presented:

                                                         For the Quarters Ended                  For the Year Ended
                                              -------------------------------------------        ------------------
Credit Losses:(1)(4)                          Sep 30,          June 30,         March 31,             Dec 31,
(dollars in thousands)                         1996              1996             1996                  1995
                                               -----             ----             ----                  ----

Loan Contracts serviced:                     $220,108         $174,793           $141,370            $107,926
  Gross charge-offs percentage (2)             14.06%            9.77%              6.02%               3.68%
  Net charge-off percentage (3)                11.36%            5.64%              4.19%               3.68%

Lease Contracts serviced:                     $29,808          $25,445            $24,139             $22,518
  Gross charge-off percentage (2)               5.06%            6.98%              6.40%               4.19%
  Net charge-off percentage (3)                 2.12%            4.93%              5.57%               4.19%

Total loan and lease Contracts:              $249,916         $200,238           $165,509            $130,444
  Gross charge-off percentage (2)              12.96%            9.39%              6.08%               3.78%
  Net charge-off percentage (3)                10.23%            5.54%              4.41%               3.78%

Recourse Contracts serviced:                  $24,412          $23,329            $19,036             $18,129
  Gross charge-off percentage (2)                 N/A              N/A                N/A                 N/A
  Net charge-off percentage (3)                   N/A              N/A                N/A                 N/A

Total servicing portfolios:                  $274,328         $223,567           $184,545            $148,573
  Gross charge-off percentage (2)              12.10%            8.42%              5.40%               3.15%
  Net charge-off percentage (3)                 9.55%            4.97%              3.92%               3.15%


---------------------

(1)   This table excludes non-automobile bulk purchase contracts.
(2) Gross charge-offs are computed as principal balance less liquidation proceeds received expressed as a percentage of average balance outstanding during the period.
(3) Computed as gross charge-offs less any recoveries expressed as a percentage of average balance outstanding during the period.
(4) Percentages for the quarters ended March 31, June 30, and September 30, 1996 have been annualized.

         The increase in the level of credit losses is due primarily to the seasoning of the Company's servicing portfolio when comparing the net charge-off percentage for the nine months ended September 30, 1996 to that of the year ended December 31, 1995.

         Delinquency Experience. The following table reflects the Company's delinquency experience for the periods presented:

                                         As of             As of             As of              As of
(dollars in thousands)                Sep 30, 1996      June 30, 1996    March 31,1996       Dec 31,1995
                                      ------------      -------------    -------------       -----------
Delinquency(1) (2)
Loan Contracts Serviced                 $219,787           $174,334          $140,746          $107,191
  Delinquencies:
    31-60 Days                             7.36%              8.46%             6.91%             8.83%
    61-90 Days                             2.62%              2.86%             2.30%             2.99%
    Greater than 90 Days                   2.14%              2.38%             2.12%             2.18%
                                        --------           --------          --------          --------

       Total                              12.12%             13.70%            11.33%            14.00%

Lease Contracts Serviced                 $29,098            $24,541           $23,033           $21,361
  Delinquencies:
    31-60 Days                             4.69%              5.20%             5.44%             7.51%
    61-90 Days                             1.39%              2.43%             1.82%             1.90%
    Greater than 90 Days                   2.66%              1.51%             1.10%             1.83%
                                        --------           --------          --------          --------
       Total                               8.72%              9.14%             8.36%            11.24%

Recourse Contracts Serviced              $24,412            $23,329           $19,036           $18,129
  Delinquencies:
    31-60 Days                            11.52%              8.30%            13.32%            16.99%
    61-90 Days                               N/A                N/A               N/A               N/A
    Greater than 90 Days                     N/A                N/A               N/A               N/A
                                        --------           --------          --------          --------
       Total                              11.52%              8.30%            13.32%            16.99%

Total Contracts                         $273,297           $222,204          $182,815          $146,681
  Delinquencies:
    31-60 Days                             7.44%              8.08%             7.39%             9.65%
    61-90 Days                             2.25%              2.51%             2.00%             2.46%
    Greater than 90 Days                   2.00%              2.03%             1.77%             1.86%
                                        --------           --------          --------          --------
       Total                              11.69%             12.62%            11.16%            13.97%
                                        ========           ========          ========          ========

-------------------------

(1)  Table excludes non-automobile contracts.
(2) Table excludes certain portfolios which are accounted for on a cost recovery basis.


Liquidity and Capital Resources

         The Company's business requires substantial cash to support the growth in Contracts purchased. In general, the Company finances the purchase of Contracts through its credit facilities. The Company funds through these facilities between 80% and 90% of the principal balance of the Contracts. The Company funds the remainder of the purchase price through its capital. As the Company continues to increase the volume of Contracts purchased, it must secure additional capital to support its growth. The Company's growth has been facilitated by its ability to successfully complete private placements of debt and equity securities and through securitization.

         Through September 30, 1996, the Company had secured its principal source of working capital through senior indebtedness comprised its warehouse facility, revolving credit facilities and its specialized borrowing facility, as well as subordinated indebtedness consisting of unsecured subordinated debentures.

         The following table presents the composition of the Company's credit facilities, specialized borrowing facility and outstanding borrowings, as well as proceeds received from the private placement of securities and sales of loans under securitizations for the periods presented.


   (In thousands)                                          For the Quarters Ended
   Sources of Financing                           September 30, 1996     September 30, 1995
   --------------------                           ------------------     ------------------
   Warehouse Facility:
   Available Line                                      $50,000               $50,000
   Outstanding Balance                                  21,457                10,000

   Revolving Credit Facilities:
   Available Line                                       45,000                45,000
   Outstanding Borrowings                               27,231                21,733

   Revolving Line of Credit Facility:
   Available Line                                        3,500                    --
   Outstanding Borrowings                                  503                    --

   Specialized Borrowing Facility                       21,682                47,144

   Subordinated Debentures:
   Issued - Cumulative                                  38,825                15,400
   Converted to Common Stock - Cumulative              (12,825)               (7,200)
                                                       -------               -------
   Outstanding                                          26,000                 8,200
                                                       -------               -------
   Unsecured Notes                                          --                    35

   Note Due to Stockholder                                  --                   854
                                                       -------               -------
   Total Outstanding Borrowings                        $96,873               $87,966
                                                       =======               =======

   Net Proceeds from Sales of Loans Under
       Securitizations                                 $65,656               $    --
                                                       =======               =======



         Warehouse Facility. During September 1995, the Company entered into a $50 million warehouse facility (the "Warehouse Facility") with Greenwich Capital Financial Products, Inc. ("Greenwich"). In November 1996, the Warehouse Facility was increased to $100 million. This facility is structured as a reverse repurchase agreement which is characterized as borrowings for financial reporting purposes. Under the terms of this facility, the Company receives an advance of approximately 90% of the outstanding principal balance of the loan Contract at an interest rate of 2.25% over 30 day LIBOR. If at any time during the financing period 90% of the market value of the Contract is less than the amount advanced, Greenwich may require the Company to transfer money or additional Contracts to Greenwich until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the facility is for one year, automatically renewable for an additional year, subject to certain conditions. At September 30, 1996, the Company had $21.5 million outstanding under the Warehouse Facility.

         The Warehouse Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million, prohibition upon a debt to equity ratio in excess of 8 to 1, and the maintenance of certain loan portfolio performance criteria. For the purpose of the Greenwich Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At September 30, 1996, the Company was in compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

         An event of default is also deemed to occur under the Warehouse Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers) or if the Company is unable to securitize at least $250 million of loans over a two-year period, with at least $100 million securitized in any 365-day period.

         The Company uses the Warehouse Facility to purchase loan Contracts with the objective to sell such contracts through securitization transactions. Towards that end, since the fourth quarter of 1995, the Company has completed the sale of in the aggregate of approximately $200 million of automobile loans in privately-placed securitization transactions. The proceeds from the Company's securitization transactions have historically been used to pay down the Warehouse Facility, thereby making this facility available to fund purchases of additional Contracts.

         Revolving Credit Facilities. In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress") which has been extended until March 1997. The Congress Facility bears interest at a floating rate of 2% over the prime rate of CoreStates Bank, N.A., with interest payable monthly. The facility is secured by certain loan and lease Contracts. The Congress Facility can be utilized for the financing of additional Contract purchases which meet certain credit guidelines established by Congress, in its sole discretion. As of September 30, 1996, the Company had $3.5 million outstanding under this line.

         During February 1994, the Company entered into a $5 million one-year revolving credit facility (the "GECC Facility") with GE Capital Credit Corp. ("GECC"). In September 1994 and March 1995, the GECC Facility was increased to $10 million and $25 million, respectively. The GECC Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease and loan Contracts. Principal is repaid monthly according to an agreed upon schedule. At September 30, 1996, the Company had drawn down approximately $23.7 million under this facility. The GECC Facility is automatically renewed annually unless GECC provides the Company with notice of termination 90 days prior to a renewal date.

         The Congress Facility and the GECC Facility are also subject to certain financial and operational covenants that are similar to those imposed under the Warehouse Facility.

         Revolving Line of Credit Facility. During September 1996, the Company entered into a one year $3.5 million revolving line of credit (the "LOC Facility") with a private, third party. The LOC Facility bears interest at a fixed rate of 13% with interest payable monthly. The LOC Facility is secured by certain loan Contracts. As of September 30, 1996, the Company had drawn down approximately $503,000 under this facility. The LOC Facility is renewable at the lender's discretion for an additional one year period provided the Company meets certain conditions.

         Specialized Borrowing Facility. The Company historically has secured a significant amount of its financing through borrowings classified as debt participation agreements, in which the Company has sold an undivided interest, typically 80% to 90%, in portfolios of receivables on a full recourse basis to financial institutions and individual lenders. As of September 30, 1996, the Company had an existing series of borrowings under a specialized borrowing facility with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $21.7 million. Approximately $21.0 million of the Fairfax financing has been utilized to acquire Contracts. Borrowings under this facility are subject to interest at prime plus 2.5% fixed at the time of the financing. The remaining approximately $700,000 of the Fairfax financing has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%, respectively.

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

         Private Placement of Convertible Subordinated Debentures, Warrants and Common Stock. The Company has secured a significant component of its capital through the private placement of debt and equity securities. During the period from April 1995 through September 1996, the Company issued (i) 176,500 shares of its Common Stock which yielded net proceeds of approximately $2.1 million; (ii) $38.9 million principal amount of convertible subordinated debentures (the "Debentures"); and (iii) 2,913,625 common stock purchase warrants (the "Warrants"). The Warrants were issued to Debenture holders in connection with the sale of the Debentures, to certain consultants and advisors in consideration for financial advisory services and to certain members of the Board of Directors in connection with joining the Board.

         In April and September 1996, the Company concluded institutional placements of $10 million principal amount of 9% Debentures with 675,000 Warrants, and $5 million principal amount of 10% Debentures with 62,500 Warrants, respectively.

         Through September 30, 1996, an aggregate of $12.8 million principal amount of the Debentures were converted into 1,358,417 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) at conversion prices ranging from $9 to $12.

         As of September 30, 1996 the Company had $26 million principal amount of Debentures outstanding with maturity dates as follows: (i) $5.5 million in November/December 1996; (ii) $10.0 million in October 1997; (iii) $3.0 million in July/August 1998; (iv) $5.0 million in September 1998 (subject to extension by holder); and (iv) $2.5 million in January 1999.

         If the Company's stock achieves certain trading prices ranging from $18 to $25, the Company has the right to serve notice of redemption on the holders of approximately $16 million of the Debentures for the principal amount thereof (together with accrued interest). A notice to redeem would likely yield conversion of the Debentures (since the average trading price of the stock necessary to redeem would yield a greater profit to the Debenture holders upon conversion rather than redemption). Notwithstanding rights of redemption, management believes that a substantial number of the remaining Debentures will be subject to conversion prior to their maturity, however, a possibility exists that the Company could be required to allocated liquidity and capital resources to their retirement to these Debentures.

         The Company may also secure certain amounts of capital in the future from the exercise of existing Warrants. The Company has issued 2,913,625 Warrants at exercise prices between $9 and $15. To date, none of the Warrants have been exercised. If exercised, the Company would receive aggregate gross proceeds of approximately $33.1 million.

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

         The Company's liquidity and capital resources may continue to be affected by the trading price of the Company's Common Stock. Trading prices at levels consistently higher than the conversion prices of the Debentures will likely facilitate conversion of the Debentures in the near term. A conversion of the Debentures would positively affect the Company's liquidity by eliminating the need to repay the principal amount (and in certain instances, interest) due thereunder. Trading prices at levels consistently lower than the conversion prices of the Debentures, however, will make conversion of the Debentures less likely, thus requiring the Company to allocate certain of its capital resources towards the retirement of the Debentures at maturity. If all of such Debentures were converted, the Company would not be required to repay approximately $30.3 million (including principal and interest at maturity) as of September 1996. In addition, an exercise of all of the Warrants would have the effect of securing approximately $33.1 million of additional working capital. However, there can be no assurances that the issuance of such shares would not have a depressive effect upon the market for the Company's Common Stock.

         Securitizations. Securitization of loan Contracts is an integral part of the Company's continuing financing strategy. Securitization: (i) provides a lower cost of financing; (ii) allows the Company to increase its liquidity;
(iii) provides for redeployment of capital; (iv) reduces risks associated with interest rate fluctuations; (v) reduces credit risk; and (vi) properly matches the duration of the financing to the assets financed. The Company uses the net proceeds from a securitization to repay the loans outstanding under its Warehouse Facility, thereby creating availability to purchase additional loan Contracts. The Company has completed four securitizations totaling approximately $200 million. The following is a summary of the basic structure of the Company's last four securitizations. There can be no assurances, however, that the Company will continue to use this structure for future securitizations.

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

         The gain on sale through securitization has been a significant component of the Company's revenues in each of the four quarters in which the securitization transactions have been completed. The Company believes that such gain on sale will continue to represent a significant source of the Company's revenues in all financial reporting periods in which the Company completes a securitization. If for any reason whatsoever, the Company is unable to complete a securitization during a quarter, then the Company's revenues for such period would decline. Also, failure to complete a securitization of the loan Contracts or delays in completing such securitization could further subject the Company to interest rate risk since the Company finances the loan Contracts through floating interest rate Warehouse Facility.

         Under the terms of each securitization, the Company is required to maintain a reserve account at specific levels during the life of the securitization. Upon the occurrence of certain trigger events, which relate to delinquency, repossession or credit loss rates exceeding certain levels, the terms of the securitization transactions require the Company to maintain the reserve account at higher levels by restricting the distribution of both contractual servicing cash flows and Excess Servicing Cash Flows to the Company.

Once the reserve account is maintained at the higher level and the trigger events cease to occur for a specified period, the Company would continue to receive its contractual servicing fees and Excess Servicing Cash Flow, including those servicing fees and Excess Servicing Cash Flows that were delayed during the trigger event period. The occurrence of trigger events could materially adversely effect the Company's liquidity. Two of the Company's securizations have recently experienced trigger events. As a result, the Company's rights to receive contractual servicing fees and Excess Servicing Cash Flows have been suspended from these two securizations. Continued occurrence of the trigger events could delay cash flows to the Company which may have a material adverse impact.

         The Company continues to explore alternative structures for the securitization of its loan Contracts in order to achieve a lower cost of financing and to maximize the net proceeds from the securitization. Management believes that it would lower the cost of financing by structuring the securitization in a manner that results in the issuance of triple-A rated Securities backed by the assets of the Trust, and then by selling such Securities in a public offering. However, there can be no assurances that the Company will be able to achieve this in the near future.

Other Uses of Working Capital

         In June 1996, the Company purchased certain assets of Special Finance pursuant to an option agreement for a purchase price of $1 million, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. An option price of $250,000 paid to Special Finance on August 1, 1995 was credited against the purchase price. Special Finance is a Florida based automobile finance company which purchases and brokers finance contracts from dealerships in twelve states. Prior to the acquisition, the Company purchased a significant volume of loan Contracts from Special Finance. Of the Company's outstanding contracts as of September 30, 1996, approximately 46% were acquired from Special Finance.

         During June 1996, the Company allocated certain capital resources towards the repayment of an outstanding stockholder loan in the amount of approximately $3 million.

Recent Developments

         On November 8, 1996, the Company filed a Registration Statement on Form SB-2 (No. 333-15787) with the Securities and Exchange Commission relating to a proposed public offering of 2,500,000 shares of Common Stock of which the Company intends to issue and sell 2,000,000 shares and certain selling stockholders intend to sell up to 500,000 shares. Net proceeds of the offering will be used to support growth and for general corporate purposes, including working capital and future acquisitions.

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

         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. However, a proposal has recently been developed to defer, for one year, certain provisions of SFAS No.
125. Management is currently evaluating the impact of adoption of SFAS No. 125 on its financial position and results of operations.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits


             Exhibit No.    Description
             -----------    -----------
             4.14           Securities Purchase Agreement between NAL Financial Group Inc. and
                            Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc.
                            dated September 12, 1996

             4.15           10%  Subordinated  Convertible  Debenture in the  principal  amount of
                            $2,250,000 payable to Bridge Rope & Co.

             4.16           10%  Subordinated  Convertible  Debenture in the  principal  amount of
                            $2,750,000 payable to Kane & Co.

             4.17           Common Stock Purchase Warrant granted to Bridge Rope & Co. ($13.92)

             4.18           Common Stock Purchase Warrant granted to Kane & Co. ($13.92)

             4.19           Registration  Rights  Agreement  between NAL Financial  Group Inc. and
                            Merrill Lynch World Income Fund, Inc. and Convertible  Holdings,  Inc.
                            dated September 12, 1996

             10.32          Administration  Agreement among NAL Auto Trust 1996-3,  NAL Acceptance
                            Corporation and Bankers Trust Company dated September 11, 1996

             10.33          Receivables  Purchase  Agreement  among  NAL  Acceptance  Corporation,
                            Autorics, Inc. and Autorics II, Inc. dated as of September 11, 1996

             10.34          Sale and Servicing Agreement among NAL Auto Trust 1996-3, Autorics
                            II, Inc., NAL Acceptance Corporation and Bankers Trust Company dated as of September 11, 1996

             10.35          Indenture  between  NAL Auto Trust  1996-3 and Bankers  Trust  Company dated as of September 11, 1996

             10.36          Trust  Agreement  between  Autorics  II,  Inc.  and  Wilmington  Trust
                            Company dated as of September 11, 1996

             11             Statement Re: Computation of Per Share Earnings

             27             Financial Data Schedule

            (b)      Reports on Form 8-K

                     None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


NAL FINANCIAL GROUP INC.


By: /s/ Robert R. Bartolini                            Dated:  November 12, 1996
   -------------------------------------
     Robert R. Bartolini
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)



By: /s/ Robert J. Carlson                              Dated:  November 12, 1996
   -------------------------------------
     Robert J. Carlson
     Vice President, Finance
     (Principal Financial
     and Accounting Officer)