Form 10KSB
period 1996-12-31
NAL FINANCIAL GROUP INC
filed 1997-03-31
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [ X ] Annual Report Under Section 13 or 15(d) of  the
                         Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1996

            [   ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
         For the transition period from ________________ __, ____
                     to ___________________ __, ____

                        Commission File Number: 0-25476
                                                -------

                            NAL FINANCIAL GROUP INC.
                            ------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     23-24552194
          --------                                     -----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

            500 Cypress Creek Road West
                     Suite 590
                 Fort Lauderdale, FL                           33309
      ----------------------------------------                 -----
      (Address of Principal Executive Offices)              (Zip Code)

                   Issuer's telephone number: (305) 938-8200

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.15 par value
                          ---------------------------
                                (Title of Class)

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. (1) Yes  X   No ___   (2) Yes  X  No ___
              ---                   ---

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the year ended December 31, 1996: $51,127,198.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 25, 1997, was approximately $26,609,921 based upon the closing sale price of the Registrant's Common Stock upon The NASDAQ National Market(SM) of $3.375 per share of Common Stock on such date. See Footnote (1) below.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        The number of shares outstanding of the Registrant's sole class of Common Stock as of March 25, 1997 was 10,443,395 shares.

         Transitional Small Business Disclosure Format (check one)

        Yes       No  X
            ----    ----

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.
------------------

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

        PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's liquidity and the ability to finance its operations, including the suspension or loss of excess servicing cash flows and servicing fees and the repayment of outstanding debentures; (ii) the ability of the Company to obtain adequate financing on satisfactory terms, including the ability to continue its securitization program; (iii) the risks associated with the performance of its lease and loan contracts, including defaults and prepayments thereof; (iv) the risks associated with the ability of the Company to estimate the residual value of its lease contracts; (v) the risks associated with the volatility of the trading price of the Company's Common Stock; and (vi) the risks associated with other economic, competitive, governmental and other regulatory factors affecting the Company's financing, operations, markets and stock price. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

        NAL Financial Group Inc. ("NAL" or the "Company") is a specialized automobile finance company engaged in the purchase, securitization and servicing of automobile finance contracts ("Contracts") originated by franchised and select independent dealers ("Dealers") in connection with sales or leases of used and new automobiles to consumers with non-prime credit. Consumers with non-prime credit are perceived to be relatively high credit risks due to various factors, including the manner in which they have handled previous credit, the absence or limited extent of their prior credit history, and their limited financial resources. The Company purchases Contracts relating principally to the "C" credit segment of the automobile finance market. The Company is also engaged in providing insurance and related products to its Dealers and customers through its insurance subsidiary, NAL Insurance Services, Inc. ("NIS"). The Company has a remarketing subsidiary, Performance Cars of South Florida, Inc. ("PCSF"), with a J.D. Byrider car dealership franchise ("JDBR Franchise"), which provides a cost-effective means of disposing of some of the Company's repossessed and off-lease vehicles.

        The Company purchases Contracts directly from Dealers through the programs described below, namely the Dealer Program, Captive Program, Affinity Program, Correspondent Program, Recourse Program and Wholesale Program (the "Origination Programs"). See "Origination Sources." Participants in these Origination Programs offer Contracts to the Company under a variety of arrangements that allow it to increase the volume of Contracts purchased from Dealers with whom the Company does not maintain a direct relationship. The Company's main sources of Contracts are its Dealer Program and its Captive Program. The Captive Program includes the Company's arrangements with Special Finance, Inc. ("SFI"), which became a wholly-owned subsidiary of the Company in June 1996. Under its Affinity Program, the Company has an agreement with General Electric Capital Auto Lease, Inc. ("GECAL") to purchase non-prime lease Contracts through GECAL's network of Dealers in the Southeast region of the United States. As of December 31, 1996, the Company's servicing portfolio consisted of Contracts purchased through its Dealer Program (26%), Captive Program (52%), Affinity Program (10%), Correspondent Program (2%), Recourse Program (4%) and Wholesale Program (6%). Each of these programs, other than the Recourse Program, is designed to purchase Contracts relating primarily to the "C" credit segment of the market. The Recourse Program is designed to purchase Contracts relating to the "D" credit segment.

        The Company has experienced significant growth in its portfolio of purchased and serviced Contracts since June 1994, when the acquisition of Contracts became the principal focus of its business. Total Contracts purchased, which includes both loan contracts ("Loan Contracts") and lease contracts ("Lease Contracts"), increased from approximately $28.1 million through December 31, 1994 and $165.7 million through December 31, 1995, to approximately $303.6 million through December 31, 1996. As a result, the Company's servicing portfolio increased from approximately $44.4 million at December 31, 1994 and $153.8 million at December 31, 1995, to approximately $335.9 million at December 31, 1996. The Company's overall growth during this period was attributable to an increase in the Company's Dealer relationships from 909 Dealers at December 31, 1995 to 2,122 Dealers at December 31, 1996, and an expansion of the sources and amounts of financing available to purchase Contracts. The Company currently purchases Contracts from Dealers in 23 states, with a major concentration in Florida. More than 98% of all Contracts acquired by the Company during the year ended December 31, 1996 were originated by franchised Dealers.

        The Company has historically funded the purchase of its Contracts with borrowings from banks and other lenders. Currently, the Company's primary financing sources include a $100 million warehouse facility, $45 million of revolving credit facilities, including a $25 million facility with General Electric Capital Corporation ("GECC"), and a specialized borrowing facility. Beginning in December 1995, the Company began securitizing the majority of its portfolio of Loan Contracts to increase the Company's liquidity, provide for the redeployment of capital, reduce risks associated with interest rate fluctuations and provide the Company with access to a cost-effective, diversified source of financing. During the last six fiscal quarters, the Company completed securitization transactions aggregating approximately $370.8 million. During this period, gains on sale from the securitization transactions have constituted the principal source of the Company's revenues. The Company plans to continue to employ its securitization program as an integral component of its funding strategy and anticipates that it will generally complete securitization transactions on a quarterly basis. The Company also generates revenues from interest income and fees earned on Contracts held in portfolio, as well as servicing fees from Loan Contracts sold in securitization transactions. In addition, the Company receives revenues from the sale of insurance and related products through its insurance subsidiary, NIS.

        NAL was founded in February 1991 as a specialized consumer finance company. It became publicly held by virtue of a merger (the "Merger") on November 30, 1994 with a previously inactive public company which was incorporated in Delaware on November 14, 1986. Effective upon completion of the Merger, the Company assumed the historic operations of NAL and changed its name to "NAL Financial Group Inc." The Company operates its business through its wholly-owned subsidiaries: NAL Acceptance Corporation ("NAC"); NIS; PCSF; SFI; Autorics, Inc., and Autoric II, Inc. Unless the context otherwise requires, the "Company" or "NAL" refers to NAL Financial Group Inc. and its wholly-owned subsidiaries.

        Because of the opportunities presented by the insolvency and reorganization of many financial institutions at the time, the Company's principal activities until the second quarter of 1994 involved the bulk purchase and servicing of seasoned and non-performing portfolios of consumer and mortgage loans and automobile lease receivables that had been administered by the Resolution Trust Corporation or the Federal Deposit Insurance Corporation. The principal focus of the Company's business since June 1994 has shifted to the purchase and servicing of automobile Loan and Lease Contracts originated by Dealers in connection with the sale or lease of automobiles to consumers with non-prime credit.

Business Strategy

        The Company's business is to purchase, securitize and service non-prime Loan and Lease Contracts through its Origination Programs. The Company's principal objectives are to sustain controlled growth of its business and to maximize its profit potential. To achieve these objectives, the Company is currently employing the following key strategies:

               Expanding and Strengthening Relationships with Origination Sources. The Company plans to achieve a greater volume of business by expanding its origination sources in existing markets, entering into new geographic markets and strengthening current relationships. The Company plans to expand its origination sources through strategic arrangements with independent entities and relationships with individual Dealers and networks of Dealers. The Company develops strong relationships with its Dealers and other origination sources by providing a high level of service specifically tailored to meet their needs. The Company typically responds to credit applications on the date received, and in most cases, within two to four hours, and generally pays the Dealer for Contracts purchased within twenty-four hours of receipt of a complete funding package. In addition, the Company provides training to Dealer personnel on the use of the Company's credit underwriting and pricing guidelines.

               Providing Diverse Products and Services to Dealers. In addition to providing prompt, flexible service and a reliable source of financing, the Company increases its volume of business from Dealers by offering a "one-stop shop" service. This service includes purchasing both Loan and Lease Contracts on used and new automobiles from a broad range of credit profiles and offering insurance and related products.

               Employing Detailed Underwriting Guidelines. In order to evaluate and measure the risks associated with lending to consumers with non-prime credit, the Company uses multi-tiered credit underwriting and pricing guidelines for purchasing both Loan and Lease Contracts. These guidelines balance, among other factors, the creditworthiness of the borrower with the adequacy of the vehicle as collateral. These guidelines are designed to enable Dealers to: (i) assess a borrower's credit risk category; (ii) determine the maximum term of the loan or lease for used and new automobiles; (iii) calculate the maximum payment affordable by the borrower; and (iv) estimate their profit from selling the Contracts to the Company.

               Maintaining Effective Collection and Asset Disposition Systems. To minimize delinquencies and losses, the Company employs aggressive collection policies and procedures which typically include contacting a borrower within 24 hours of a payment delinquency and managing accounts based on geographic regions. In addition, the Company uses its subsidiary, PCSF, and its JDBR Franchise, to maximize its recovery on some of its repossessed and off-lease vehicles by providing an alternate means of disposition. As geographic expansion requires, the Company intends to establish regional centers. The Company has opened regional centers in Orlando, Florida and Atlanta, Georgia.

               Diversifying its Financing Sources. The Company plans to continue to expand and diversify its financing sources, and to increase the amount of financing available. The Company intends to continue to securitize its Loan Contracts on a quarterly basis. Current financing sources include a $100 million warehouse facility, $45 million of revolving credit facilities, including the $25 million facility with GECC (the "GECC Facility"), a securitization program and a specialized borrowing facility.

               Continuing the Growth of Related Businesses. The Company's related businesses, through NIS and PCSF complement the purchasing and servicing of Loan and Lease Contracts and enhance the Company's profitability. For the year ended December 31, 1996, NIS generated revenues of $2.9 million. The Company plans to continue to market its insurance and related products to its Dealers and customers. For the year ended December 31, 1996, PCSF generated revenues of $1 million. As the volume of Contracts purchased increases, the Company plans to open additional PCSF sites with JDBR Franchises in Georgia and other markets. The Company is negotiating the acquisition a JDBR Franchise in Atlanta, Georgia.

               Recruiting and Retaining Experienced Management. Members of the Company's management team have an average of over 20 years of experience in automobile finance, consumer finance or banking. Management believes that hiring experienced management personnel is critical to the formulation and implementation of its strategies and the maintenance of its growth and profitability. The Company intends to continue to provide incentive compensation arrangements, including stock option plans, to retain members of the management team.

Business

        The Company's lines of business include the purchase, securitization and servicing of Loan and Lease Contracts on used and new automobiles relating to consumers with non-prime credit from Dealers and other origination sources, and the sale of insurance and related products to its customers directly and through Dealers.

 Loan Contracts

        The following table provides certain material information relative to the Loan Contracts acquired by the Company during each of the last eight quarters.



                                                         For the Quarters Ended
                            ------------------------------------------------------------------------------------
                             Dec 31,   Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,  Jun. 30,   Mar. 31,
                              1996       1996      1996       1996        1995      1995       1995       1995
                            -------    -------    -------    -------    -------    -------    -------    -------
                                                         (Dollars in thousands)

Loans:(1)
Contracts purchased         $77,898    $69,556    $50,971    $48,326    $46,593    $31,624    $21,364    $18,785
Weighted average
 Contract amount            $  12.1    $  12.3    $  12.3    $  12.1    $  12.5    $  12.0    $  11.2    $  12.2
Weighted average initial
 term (months)                 54.0       54.4       53.6       56.1       53.0       51.1       48.0       42.8
Weighted average  APR         19.50%     19.50%     19.33%     19.60%     19.35%     19.90%     20.56%     19.05%
Weighted average discount      8.75%      8.24%      4.21%      4.73%      5.53%      5.93%      5.26%      4.82%
Percentage of Contracts
 secured by new vehicles      12.56%     19.61%     29.72%     38.39%     34.62%     31.05%     21.30%     18.43%
Percentage of Contracts
 secured by used vehicles     87.44%     80.39%     70.28%     61.61%     65.38%     68.95%     78.70%     81.57%

---------------
(1)     Excludes Loan Contracts purchased under the Company's Recourse
        Program.


        The Company purchases Loan Contracts, which are secured by used and new automobiles, from diverse sources through its Origination Programs. Loan Contracts relate to borrowers which, according to the Company's underwriting guidelines, fall within the "C" credit segment of the automobile finance market, except in the case of its Recourse Program which is designed for "D" credit borrowers. Contracts generally have terms of 36 to 60 months and carry interest rates ranging from 16% to 30% per year. A majority of the loans are based on the Rule of 78's method; however, a small portion are simple interest loans and actuarial loans.

        The Company purchases Loan Contracts at discounts to the face amount. The discounts are nonrefundable and vary depending upon the credit category of the borrower, as determined by the Company's underwriting guidelines, and any special arrangements between the Company and the origination source. In addition to the discount, the Company generally charges an administration fee. The purchase price of Loan Contracts are, therefore, reduced from their face amounts by both the discount and the administration fee. The purchase price of Loan Contracts generally range from 110% to 120% of the collateral value of the underlying vehicle, except in the case of the Recourse Program where it ranges from 60% to 75% of the principal amount of the Loan Contracts, which approximates the value of the vehicle.

        The Company purchases Loan Contracts in 23 states with a concentration in Florida (42% of the Company's Loan portfolio as of December 31, 1996). The average size of Loan Contracts acquired for the year ended December 31, 1996 was $12,200. The Company finances Loan Contracts on both a floating and fixed rate basis through its credit facilities. The Company has sold, for the last five quarters, a substantial majority of its Loan Contracts through securitization transactions and services all Loan Contracts, including those sold through securitization transactions.

        In the event of a default by a borrower, the Company repossesses the vehicle and remarkets the vehicle through one of the following four channels:
(i) wholesale auctions; (ii) on a wholesale basis through the Company's subsidiary, PCSF; (iii) on a retail basis through the Company's subsidiary, PCSF; or (iv) on a retail basis through the JDBR Franchise, depending on, among other factors, the age and condition of the vehicle. To the extent that the net proceeds from remarketing a vehicle exceed the Company's book value of the Loan Contract, the Company recognizes a gain, and, to the extent such net proceeds are less, the Company recognizes a loss. As a result, employing an efficient remarketing channel for repossessed vehicles is an important aspect of the Company's operations.

Lease Contracts

        The following table provides certain material information relative to the Lease Contracts acquired by the Company during each of the last eight quarters.



                                                               For the Quarters Ended
                                 -------------------------------------------------------------------------------------------
                                 Dec. 31,    Sep. 30,   Jun. 30,    Mar. 31,   Dec. 31,     Sep. 30,   Jun. 30,     Mar. 31,
                                  1996        1996       1996        1996        1995        1995        1995         1995
                                 --------    --------   --------    --------   --------     --------   --------     --------

                                                               (Dollars in thousands)
Leases:
Contracts purchased            $  10,157    $ 6,776    $  3,609    $  3,686    $  3,989    $  4,085    $  5,241    $   6,733
Weighted average
  Contract  amount             $    14.6    $  15.9    $   15.9    $   15.8    $   16.8    $   16.5    $   17.2    $    20.2
Weighted average initial
  term (months)                     46.6       45.8        44.9        45.3        43.1        45.2        42.8         39.0
Weighted average yield             18.39%     17.93%      18.03%      18.36%      17.50%      18.09%      17.62%       14.49%
Percentage of Contracts
  secured by new vehicles          35.54%     40.47%      43.61%      41.63%      54.43%      64.92%      67.11%       64.67%
Percentage of Contracts
  secured by used vehicles         64.46%     59.53%      56.39%      58.37%      45.57%      35.08%      32.89%       35.33%

        The Company purchases substantially all of its Lease Contracts from its Dealer Program and Affinity Program. Generally, Lease Contracts involve customers with better credit than customers relating to Loan Contracts. Lease Contracts relate to many makes and models of both used and new vehicles. As of December 31, 1996, the Company's lease portfolio consisted of 57% new automobiles and 43% used automobiles. The Leases are closed-end leases and generally have terms of 24 to 60 months. A vast majority of the Lease Contracts are amortized according to an interest method. The Lease Contracts also require that the lessee pay all fees and expenses relating to the use and maintenance of the vehicle.

        The Company purchases Lease Contracts from its origination sources at the implied principal amount of the Lease less an administration fee. The administration fee is nonrefundable and varies depending upon the credit category of the borrower, as determined by the Company's underwriting guidelines, and any special arrangements between the Company and the origination source. The purchase price of the Lease Contract ranges from 110% to 120% of the collateral value of the underlying vehicle.

        The Company purchases Lease Contracts in 23 states with a concentration in Florida (65% of the Company's Lease portfolio as of December 31, 1996). The average size of Lease Contracts is $17,600 for new automobiles and $14,400 for used automobiles. The Company primarily uses its GECC Facility to finance its Lease Contracts. Under this facility, GECC provides fixed-rate financing for the full term of the Lease Contract and generally advances 90% or more of the Company's investment in the Lease Contract. The Company currently holds all Lease Contracts on its books and services them for their full term.

        The Company purchases both direct finance leases and operating leases, with the vast majority of the Lease Contracts being direct finance leases. Generally, Lease Contracts having a term in excess of 48 months are classified as direct finance leases, and Lease Contracts having a term of less than 48 months are classified as operating leases. The Company's sources of revenues from Lease Contracts include: (i) an administration fee; (ii) interest income in the case of direct finance leases and rental revenue in the case of operating leases; and (iii) proceeds from the sale of the vehicle in excess of the Residual Value at the end of the lease term.

        In establishing the amount of the lease payments, the Company makes an estimate of the Residual Value of the vehicle at the end of the lease term. The Company's ability to realize proceeds approximating the Residual Value will be substantially determined by the accuracy of the Residual Value previously estimated and the Company's ability to effectively remarket its off-lease vehicles. The Company uses Automobile Leasing Guide guidelines in estimating the Residual Value, which are based on, among other things, the lease term, the vehicle's make and model, the vehicle's remarketing and mechanical history, new automobile price increases for the model and how the vehicle is equipped.

        The Company, or the originating dealer, remarkets the vehicle at the end of the lease term by attempting to sell the vehicle to the lessee. In the event that the lessee does not purchase the vehicle, the Company remarkets the vehicle through the same channels it uses for the disposition of its repossessed vehicles under its loan program, which include wholesale auctions and the Company's subsidiary, PCSF, and its JDBR Franchise. To the extent the proceeds from remarketing a vehicle exceed the Residual Value of the vehicle, the Company recognizes a gain, and, to the extent such proceeds are less than the Residual Value, the Company recognizes a loss. As a result, the estimation of the Residual Value at lease inception is an important aspect of the Company's operations. As of December 31, 1996, the Company had a Residual Value exposure of approximately $20.4 million, representing an average of 34% of the original aggregate gross Lease Contracts receivable. Management believes that it adequately reserves against exposure to risks associated with realizing the underlying Residual Value. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

        In the event of an early termination of the Lease or default by the lessee, the lessee is generally obligated to pay the remaining payments due under the Lease, plus the Residual Value, less any unearned lease income calculated using the Rule of 78's method, and less the proceeds received from the disposition of the vehicle.

Sales and Marketing

        The Company focuses its sales and marketing efforts on developing strong relationships with Dealers and expanding and diversifying its other origination sources. Since Dealers represent the Company's primary source of Contracts through the Company's Dealer Program and through SFI, the Company's sales and marketing team focuses on increasing the number of Contracts purchased from existing Dealers and developing relationships with new Dealers.
Management believes that it increases its Contract volume from Dealers by providing both Loan and Lease financing alternatives and insurance and related products. The Company develops strong relationships with its Dealers by providing a high level of service specifically tailored to meet their needs. The Company offers its Dealers fast turnaround of Contract approval and funding, consistent and detailed credit underwriting and pricing guidelines and feedback on the performance of their portfolios. The Company's offices are open six days a week, plus sales and marketing personnel attend dealer-sponsored promotional sales events to provide "on-site" financing approval. The Company's regional sales representatives and senior management maintain an ongoing dialogue with Dealers to enhance relationships.

        The Company solicits business from Dealers through its sales and marketing team, which principally consists of regional managers, area sales managers and dealer service representatives. As of December 31, 1996, the sales and marketing teams, including the staff of SFI, had 73 members. Each regional sales manager manages approximately 6 area sales managers. The regional sales managers, in conjunction with area sales managers, are responsible for maintaining and expanding existing Dealer relationships and developing new Dealer relationships, including educating Dealer personnel in the area of non-prime automobile finance.

Origination Sources

        The Company purchases Contracts directly from Dealers through its Dealer Program and through select third-party entities that participate in its other Origination Programs. Although the Dealer Program and the Captive Program are the primary sources of Contracts, the other programs offer the Company the opportunity to purchase Contracts with a minimal increase in sales and marketing costs.

        Dealer Program. In its Dealer Program, the Company enters into a non-exclusive agreement with a Dealer, under which the Company purchases Loan and Lease Contracts originated by the Dealer in accordance with the Company's underwriting guidelines and procedures. Under this program, a Dealer submits loan and lease applications that it believes would satisfy the Company's underwriting guidelines. The Company applies its underwriting guidelines and procedures to determine whether to approve or decline the applications. If the Company approves an application, it will seek to purchase the Contract. The Company's sales and marketing team establishes and maintains direct relationships with Dealers, and when necessary, a member of the team works with the Dealer throughout every stage of the application approval and the Contract purchase process.

        As of December 31, 1996, the Company purchased Contracts through its Dealer Program in 23 states with concentrations in Florida (34%), Georgia (11%), Louisiana (23%) and North Carolina (20%). For the year ended December 31, 1996, the Dealer Program generated a volume of 5,646 Contracts, which represented 21% of the Contracts purchased during the period.

        Captive Program. In its Captive Program, the Company enters into an exclusive agreement with an entity (the "Captive") whereby the Captive originates, through its Dealer relationships, Loan and Lease Contracts in accordance with the Company's underwriting guidelines; and the Company has the right of first refusal to purchase such Contracts. Under this program, the Captive submits the Contracts and the Company verifies that each Contract meets its underwriting guidelines prior to the purchase of such Contracts.

        The Company currently has two Captive relationships, one with SFI and the other with First Financial Acceptance, Inc. ("FFA"), a company which originates Contracts exclusively from a network of Dealers who have ownership interests in FFA.

        SFI is the successor to the assets of Special Finance, Inc. ("PSFI"), a Florida based finance company founded in 1987. SFI is engaged in originating and selling non-prime automobile Loan Contracts. From September 1994 to August 1995, the Company purchased Loan Contracts originated by PFSI with an aggregate volume of $41.7 million. In August 1995, the Company entered into an exclusive agreement with PSFI under its Captive Program, to originate, through PSFI's dealer relationships, Loan Contracts in accordance with the Company's underwriting guidelines, and the Company had the right of first refusal to purchase such Contracts. In June 1996, the Company acquired the assets of PSFI (including the name Special Finance, Inc), and created a wholly-owned subsidiary to operate those assets under the name Special Finance, Inc. The Company entered into a management agreement with the former principals of PSFI and retained substantially all of the operating personnel of PSFI. SFI has continued to operate the assets consistent with PSFI's historic practice and the Company has accounted for the origination of Loan Contracts by SFI as part of its Captive Program through December 31, 1996. SFI continues to maintain a strong relationship with Dealers in coordination with the Company's own Dealer relationships.

        SFI has originated under the Captive Program an increasing volume of Loan Contracts. During the period from October 1, 1994 to December 31, 1996, the Company purchased an aggregate volume of $221.5 million of Loan Contracts through PSFI / SFI, representing approximately 52% of the total volume of Loan Contracts purchased by the Company during this period through all of its Origination Programs. For the year ended December 31, 1996, the Company's Captive Program generated a volume of 13,324 Contracts, which represents 50% of the Contracts purchased during the period.

                Effective January 1, 1997, the Company integrated its program with SFI into the Company's Dealer Program. As part of this process, the Company is currently evaluating the operations of SFI to identify any redundancies in order to reduce overall expenses. The Company expects to complete the integration of SFI during 1997.

        Affinity Program. In its Affinity Program, the Company enters into an agreement with an independent entity (the "Affinity") which typically lends to consumers with "A" and "B" credit. Under this program, the Affinity originates, through its Dealer relationships, Loan and Lease Contracts that do not meet its own underwriting guidelines but may satisfy the Company's underwriting guidelines. The Company has the right of first refusal to purchase such Contracts. The Affinity submits such Loan and Lease applications, and the Company applies its underwriting guidelines and procedures to determine whether to approve or decline the applications. Upon approval, the Company purchases the Contract. The purpose of this program is primarily to develop strategic relationships with third-party financing sources that do not otherwise finance consumers with non-prime credit.

        The Company currently has three Affinity relationships. One of the relationships is with GECAL, an affiliate of GECC. In July 1995, the Company entered into a two-year agreement, automatically renewable for successive one-year periods thereafter, under which the Company is given the opportunity to evaluate all applications that do not meet GECAL's underwriting criteria. The

Company, utilizing its underwriting guidelines, then approves or declines the submissions. While not an exclusive arrangement, management believes that the Company continues to be the only non-prime company operating this program with GECAL in the Southeast. The program currently includes all of GECAL's dealers in Florida.

        For the year ended December 31, 1996, the Affinity Program generated a volume of 1,557 Contracts, which represented 6% of the Contracts purchased during the period.

        Correspondent Program. In its Correspondent Program, the Company enters into an agreement with an independent entity (the "Correspondent") whereby the Correspondent originates, through its Dealer relationships, Loan Contracts that the Correspondent believes would satisfy the Company's underwriting guidelines; the Company does not, however, have the right of first refusal to purchase such Contracts. The Company applies its underwriting guidelines and procedures to determine whether to approve or decline such applications. Upon approval, the Company purchases the Contracts.

        The Company currently has four Correspondent relationships. During the year ended December 31, 1996, the Correspondent Program generated a volume of 540 Contracts, which represented 2% of the Contracts purchased during the period.

        Recourse Program. In its Recourse Program, the Company enters into an arrangement with an independent entity (the "Originating Entity") that originates, through its Dealer relationships, Loan Contracts that meet pre-established credit criteria; and the Company purchases such Contracts with full recourse to the Originating Entity. The Company accounts for the arrangement as a financing to the Originating Entity. Under this program, the Originating Entity submits the Contracts, and the Company verifies that each Contract meets the pre-established credit criteria prior to the purchase of such Contract. The Company purchases the Contracts typically at 60% to 75% of the principal amount of the Contracts. The pre-established credit criteria generally relate to "D" credit borrowers.

        The Company currently has two Recourse relationships. Management believes that the Recourse Program offers the Company the opportunity to purchase Contracts outside its "C" credit target market and, at the same time, to mitigate the credit risk through a large discount and full recourse. The advance rate is determined based upon the credit of the Originating Entity and the value of the underlying collateral. For the year ended December 31, 1996, the Recourse Program generated a volume of 4,090 Contracts, which represented 15% of the Contracts purchased during the period.

        Wholesale Program. The Company engages in opportunistic purchases of portfolios of Loan Contracts that meet the Company's underwriting guidelines and Contract documentation requirements. The Company purchases such portfolios at a discount and subject to verification that: (i) a sample of the Contracts, typically 10% to 15% of the portfolio, complies with the Company's underwriting guidelines; and (ii) each Loan Contract in the portfolio satisfies the documentation requirements of the Company.

        For the year ended December 31, 1996, the Company purchased one $15 million portfolio of Contracts as part of its Wholesale Program.

Underwriting

        The Company evaluates and purchases Loan and Lease Contracts in accordance with its underwriting guidelines and procedures. The underwriting guidelines focus on balancing the credit risk of the borrower or lessee with the adequacy of the vehicle as collateral, as well as the purchase price of the Contract on a case-by-case basis. The underwriting procedure focuses upon ensuring the compliance of the Contract with the underwriting guidelines, the completeness of the documentation required for the Contract and the timely response of the Company's decision to the entity submitting the Contract (the "Originator").

        Underwriting Guidelines. The Company's basic criteria for assessing credit risk takes into account principally the following factors: (i) Stability: the applicant's history with regard to his or her residency, occupation and employment; (ii) Credit History: the applicant's history with regard to timely payments on his or her past and present obligations, defaults, bankruptcies and repossessions; (iii) Affordability: a monthly debt service-to-gross income ratio test not to exceed 50%, and a monthly payment not to exceed 20% of the monthly gross income; (iv) Risk Exposure: the ratio of the principal amount of the Contract net of the purchase discount and the administration fee to the market value of the vehicle; and (v) Downpayment: the downpayment on the vehicle, which is generally a minimum of 10% of the vehicle's sale price. The Company's underwriting guidelines also incorporate certain criteria for the vehicle underlying the Loan or Lease Contract, the maximum term of the Loan or Lease Contract and the level of discount and administration fee required for the purchase of such Contract.

        Management believes that gradations exist with respect to the credit profiles of non-prime consumers in the automobile finance market according to the above generalized factors. The Company's underwriting guidelines provide for three tiers of credit profiles: preferred, standard, and first time buyer (the "Multi-tiered Underwriting Guidelines"). Furthermore, the Company believes that its Multi-tiered Underwriting Guidelines provide a greater degree of specificity to the Originator than its competition in assessing the credit risk of, and developing the financing terms for, the applicant, enhancing the rapid execution of the transaction for the Originator and enabling the Originator to provide improved service to its customers.

        Underwriting Procedure. The Company has an underwriting department with an underwriting staff which is organized into teams based upon geographic regions. Each team consists of a processor, a credit analyst, a funder and a senior funder. Management believes that this regional team approach promotes efficient communication and expedites the underwriting process, giving the Company a competitive edge while maintaining consistent underwriting performance. As geographic expansion requires, the Company intends to establish full service regional centers which will include an underwriting department. The underwriting procedure consists of three steps: Step I - Application Processing, Step II - Credit Review, and Step III - Contract Funding, as described below.

        STEP I - Application Processing: Upon receipt of an application from an Originator, the processor enters the information into the Company's computer system, which automatically provides for the tracking and processing of the application. The application sets forth, among other things, the applicant's income, liabilities, credit and employment history, proposed downpayment and a description of the vehicle. Simultaneously with the processing of the application, the processor obtains credit reports from Equifax, TransUnion and/or TRW through its computer system, and immediately proceeds to: (i) verify the employment of the applicant and his or her spouse/co-signer, if applicable, with their respective employers; (ii) verify credit references, if applicable;
(iii) verify current residence and duration of current and past residence;
(iv) verify and evaluate the value of the vehicle as collateral through the use of the "Black Book" or NADA Book, as appropriate; and (v) review a budget screen automatically produced by the computer system, which estimates funds the applicant will have available for paying his or her monthly payment. Once this process is completed, the application is passed on-line to the team's credit analyst.

        STEP II - Credit Review: The credit analyst reviews the application and evaluates the applicant's credit risk with respect to the Company's Multi-tiered Underwriting Guidelines. Regardless of the decision on the application, the credit analyst will promptly respond to the Originator, typically within two to four hours of receipt of the application, indicating that the application is approved with or without stipulations, or declined. If the application is declined, the credit analyst will give a detailed explanation as to what circumstances dictated the rejection of the application and what, if any, changes could be made in order to make a subsequent application more likely to be approved. Typical items that the Company might require to be amended include proving additional income, requiring a co-applicant, amending the length of the proposed term, requiring additional downpayment, substantiating credit information and requiring proof of the resolution of certain credit deficiencies as noted on the customer's credit history. Approximately 36% of applications are approved or conditionally approved, of which approximately 21% are ultimately funded. Management believes that this direct contact between the credit analyst and the Originator and the development of a relationship over time results in a better understanding by the Originator of the underwriting guidelines and leads to more accurate pre-screening by the Originator of applicants and higher approval rates of Contracts.

        STEP III - Contract Funding: If the credit analyst approves the application, the Originator provides a funding package to the Company, which includes legal documentation and the credit information. Upon receipt by the Company, the funding package is referred to the team's funder. At that time, all information concerning the funding package, including both legal documentation and credit, are reverified by the funder. Any deficiencies are noted, and the Originator is advised. The funder works directly with the Originator to complete the funding package. While the funding package is being processed, the team's interviewer conducts a customer telephone interview with the applicant to verify the information provided in the application and the funding package. The telephone interview with the applicant typically concentrates on verifying the downpayment, the monthly payment amount, the payment due date, the Dealer add-ons, and the make, model and mileage of the vehicle. If there are any discrepancies, the file is referred back to the credit analyst who then contacts the Originator and/or the applicant to see if the discrepancy is capable of being resolved. If the problem is not capable of being resolved, the application is terminated, and the file is returned to the dealer/originator.

        Prior to final approval for funding the Contract, the computer system automatically verifies the Contract information, such as the APR, verifies the proceeds to be distributed to the Originator and alerts the funder to any discrepancies between the calculations automatically performed by the computer system and the information included in the funding package. Prior to issuance of a check to the Originator, the team's senior funder reviews the entire funding package including any discrepancies between the computer analysis and the funding package, verifies the completeness of the legal and credit documentation, confirms that the applicant has adequate insurance as verified by NIS (see "NAL Insurance Services, Inc.") and that the telephone interview was successfully completed. After approval by the senior funder, the Contract is referred to the accounting department and the funds are delivered to the Originator by check or wire transfer. The Company typically funds within 24 hours of receipt of a properly completed funding package.

        Underwriting for Origination Programs. The Company applies the Multi-tiered Underwriting Guidelines to each of the Origination Programs, except in the case of the Recourse Program. The underwriting and pricing guidelines for the Recourse Program are pre-agreed upon between the Originator of the Contracts under this program and the Company. The terms of the Contract are based upon, among other factors, the credit history of the borrower or lessee and the value of the underlying collateral. The Company also applies its underwriting procedure to each of the Origination Programs as appropriate, except in the case of the Wholesale Program. The underwriting procedure for the Wholesale Program involves evaluating the overall quality of the portfolio for compliance with the Company's underwriting guidelines based upon a sample review of generally 10% to 15% of the Contracts in the portfolio prior to purchase. In addition, the Company conducts a documentation review of each Contract in the portfolio for accuracy and completeness prior to purchasing the portfolio.

Quality Control

        The Company's quality control group conducts a post-funding credit review of its Contracts on a monthly basis. The staff reviews all of the Contract files for completeness of documentation. The staff also conducts a credit review of approximately 15% to 20% of the Contracts purchased each month to determine whether the Contracts comply with the Company's underwriting guidelines and procedures and records the nature and frequency of all exceptions that were approved. In the event that a Contract contains unapproved exceptions to the Company's underwriting guidelines, it is referred to management for resolution. The quality control group also performs a monthly trend analysis to determine whether any adjustments should be made to the Company's underwriting guidelines based upon recurring approved exceptions and the performance of Contracts with these exceptions.

Asset Servicing and Collections

        The Company has a servicing and collections operation that utilizes experienced staff and computer technology and software tailored to the Company's specific needs. Servicing and collections functions are organized into departments, which consist principally of Customer Service, Collections, Repossession, Asset Management and Disposition, and Asset Recovery. To minimize losses and delinquencies, the Company: (i) employs pro-active collection policies and procedures based upon each collector managing the contract from origination to settlement; (ii) manages the accounts based upon geographic regions; (iii) employs experienced personnel with proven expertise whose performance is continuously evaluated and rewarded based upon performance of the Contracts serviced; and (iv) utilizes servicing and collection specialists to provide technical expertise, as required, to address specific circumstances.

        Customer Service. The Company's customer service department is responsible for resolving customer problems, quoting customer pay-off amounts, arranging substitutions of collateral, re-leasing vehicles at lease-end and processing customer payments.

        The Company also uses its customer service department to enhance the efficiency of its account management by routing all incoming calls through the collection department. Management believes that this procedure promotes efficient account management through continuous updating of information prior to the provision of other services to the customer. The Company facilitates collections from customers by using Western Union "Quick Collect," which allows a customer to make payments at numerous locations. The Company also accepts walk-in payments. However, any delinquent customer making a walk-in payment must be interviewed by a collector.

        Collections. The collectors are organized into five regions consisting of South Florida, North Florida, East Coast states, Central states and West Coast states. Within each region, the collectors are organized into teams of four, which include three collectors and a team leader. Management believes that this regional team approach enables the Company to identify and efficiently tailor its servicing and collection activities to each region, and permits accounts to be monitored more closely by management, thereby enhancing collector performance and minimizing delinquencies and losses. The collections staff has 62 persons, including collectors and collection specialists, and management. As the volume of Contracts increases, the Company continues to expand to maintain its collection and servicing staff at a level that provides for approximately one collector for every 500 Contracts serviced. As geographic expansion requires, the Company intends to establish regional centers which will include asset servicing and collections departments. The Company has opened regional centers in Orlando, Florida and Atlanta, Georgia. See "ITEM 2. DESCRIPTION OF PROPERTIES."

        Collection Procedures. The collections staff uses its management information systems to process and track the accounts in order to ensure that data is immediately available for continuous evaluation and collection of accounts. See "Management Information Systems." Within 24 hours of a delinquency, a collector will telephone the customer to resolve the delinquency. If the collector fails to reach the customer, the collector attempts to contact the customer by calling the customer's employers and credit references. If the delinquency is not resolved, the collector will send demand letters as appropriate. The Company's policy permits Contracts to be extended or revised payment schedules to be made no more than once a year on a case-by-case basis, as determined by its collection supervisors. In the event that the delinquency cannot be resolved, the collector typically recommends repossession within 45 days. Authorization for repossession typically requires the approval of the collector, the team leader and the team supervisor. Management believes that this team approach prevents premature repossession and prevents the collector from improving the delinquency experience of his or her accounts through repossession by terminating his or her responsibility for the account. Accounts that are approved for repossession are turned over to outside agencies for repossession. Repossession is typically accomplished within 72 hours of repossession approval, and the vehicle is assigned to the Company's asset management staff. See "Asset Management and Disposition."

        Collector Training and Incentives. The Company's servicing and collection program emphasizes continuous evaluation and training of its collection staff plus a bonus compensation system for collectors, supervisors and managers that rewards efficient management of accounts. The performance of each collector's accounts is available on a daily basis. The performance and compensation of the collector is evaluated on a monthly basis. The evaluations and the bonus program are based upon a rating system that encompasses individual delinquency rates, team delinquency rates, the delinquency mix, the repossession rate and the volume of calls handled. Management believes that this incentive compensation system motivates employees to effectively manage accounts, thus increasing collections and minimizing delinquencies and losses.

        Collection Specialists. The Company supports its collection teams by providing collection specialists in the areas of bankruptcy, insurance claims, skip-tracing and repossession. In the event that an account involves bankruptcy issues, insurance issues, skip-tracing or repossession, the account remains the responsibility of the collector, and a collection specialist in the relevant area works with the collector providing technical expertise in order to use efficiently the collector's time, maximize collections and minimize delinquency and loss. The collector does not relinquish care, control or custody of the account until the account is terminated by payment in full, repossession or is charged off and assigned to the asset recovery department. Management believes that the origination-to-settlement servicing approach (rather than a "roll-up" approach that routes the account to different collectors as the account ages) provides continuity and enhances the accountability of the collector for the performance of the accounts serviced.

        Repossession. The Company's repossession department is responsible for making a final attempt to collect the delinquent account, skip-tracing and assigning the account to an approved repossession agent. The department is also responsible for following up on delivery of the repossessed vehicle, coordinating all customer redemptions of repossessed vehicles and maintaining files on repossession agents, including proof of licenses, bonding and insurance.

        Asset Management and Disposition. When a vehicle is repossessed and not redeemed by the customer in the prescribed time, or the vehicle is returned at the end of a lease, the vehicle is assigned to the asset management department for disposal. The vehicles are reviewed by management at the time of repossession or return and at that time written down to their net realizable value and a determination made as to the appropriate disposition channel. The vehicle is typically: (i) disposed of at a wholesale auction; (ii) remarketed on a wholesale basis through PCSF; (iii) remarketed on a retail basis through PCSF; or (iv) remarketed on a retail basis through the JDBR Franchise. See "Related Businesses." During 1996, the Company hired a staff of auction representatives to monitor the disposal of vehicles at the used car auctions. These representatives seek to maximize the amount realized on the vehicles through:
(i) inspecting the vehicles for reimbursable insurance damage; (ii) setting auction price floors; and (iii) enforcing proper auction procedures. The Company's auction representatives have significantly improved sales prices on its vehicles.

        Asset Recovery. The asset recovery department uses collection specialists to collect on any loss the Company may incur on an account. Losses may occur in several ways, including: (i) proceeds received upon liquidation of the asset are less than the customer's balance on the account and liquidation costs; (ii) the amount of insurance pay-off or settlement is less than the customer's balance on the account, and (iii) delinquent accounts are charged off upon 150-days delinquency. These balances are collected by various means, including: (i) lump-sum settlement with the customer; (ii) reduced payment plans; or (iii) referral to a collection agency or an attorney for action, including wage garnishment, judgment and asset searches. Any amount received after a contract has been charged off is recorded as a recovery. For the year ended December 31, 1996, the Company's recoveries resulted in an annualized net charge-off percentage of 8.07% in comparison to an annualized gross charge-off percentage of 9.23%.

Management Information Systems

        The Company employs information systems, including computer software programs and a Voice Information Management System, which enable it to manage more effectively its business activities. The Company's software programs, which have been specifically modified for the Company, operate on a local area and wide area network. The Company's COIN system expedites elements of the contract purchase process, including entry and verification of credit application data, credit analysis, communication to Dealers of credit decisions, contract purchases, and contract-related cash disbursements. The Company's LeaseTek system facilitates elements of asset servicing and management, including monitoring account activities and maintaining customer contact, expediting collection and referring delinquent accounts for repossession. The Company's Voice Information Management System, through continuous routing of incoming calls, maximizes the efficiency of the Company's asset servicing and collections departments.

        These systems also provide functions that increase productivity, such as computer faxing of credit decisions, automatic credit bureau retrieval, automatic retrieval of NADA and "Black Book" values for financed vehicles, on-line inquiry for all Contract information to aid in collections, verification, processing, tracking and solicitation (as applicable) of insurance and related products. These systems provide for the prompt collection and retrieval of data concerning the composition of the receivables portfolio, the characteristics and performance status of the underlying receivables and other information necessary for management to increase Contract volume, maximize Contract performance, evaluate and manage personnel and minimize delinquency and losses.

        To increase productivity through automation, the Company is in the process of converting its asset servicing system to a new product operating on an AS-400 computer.

Related Businesses

        The Company continues to develop its related businesses consisting of NIS, which offers insurance services and products, and PCSF, which principally remarkets repossessed and off-lease vehicles. Management believes that these businesses increase the efficiency of purchasing Loan and Lease Contracts and provide independent sources of revenue to the Company.

NAL Insurance Services, Inc.

        The Company's wholly-owned subsidiary, NIS, is a full service insurance agency selling a variety of insurance and related products to Dealers as well as to the Company's customers. The staff of NIS consists of 10 persons. The staff uses specialized computer software to verify insurance in connection with the Company's underwriting of Contracts, to track cancellation of existing insurance policies and to solicit insurance and related products. See "Management Information Systems." Management believes that these insurance and related products complement its core business and enhance the Company's relationship with its Dealers by enabling the Dealers to better service their customers.

        Management believes that these products, which are as described below, enhance its ability to provide a "one-stop shop" service to the Dealer and thereby increase the efficiency of the Company's purchase of Loan and Lease Contracts while establishing an additional revenue source. NIS generated revenues of $2.9 million and $548,000 for the years ended December 31, 1996 and 1995, respectively.

        GAP Plan. The Company offers its customers an opportunity to participate in the Company's guaranteed auto protection ("GAP") plan, a non-insurance product. In the event of an insurance loss, the GAP plan pays the Company the difference between the actual cash value protection afforded by the insurer and the customer balance due the Company. The Company's risk in these transactions is eliminated through reinsurance. The Company pays a flat premium per contract to unaffiliated major insurers to reinsure this risk. The Company also pays the Dealer a commission for each plan sold.

        Primary Auto Insurance. As part of the Company's underwriting procedures, NIS verifies the existence of insurance prior to funding of the Contracts and also assures that the customer maintains adequate primary auto insurance during the term of the Contract. The Company solicits sales of primary auto insurance policies through brochures distributed to Dealers, on-site training for Dealers and through Dealer personnel. However, the majority of the Company's sales of primary auto insurance policies result from the cancellation of a customer's existing insurance policy, which the Company tracks through its computer system.

        Collateral Protection Insurance. If a customer does not continue to carry primary auto insurance, the Company is authorized under the Loan or Lease Contract to provide Collateral Protection Insurance ("CPI") upon notice of cancellation of the existing insurance of the customer for which the Company receives a 15% commission on each policy. CPI provides coverage for the actual cash value of the vehicle in the event of physical damages to the vehicle up to a total loss, which typically averages 84% of the loan balance. Payments are automatically included in the monthly car payment on the customer's contract.

        Extended Warranty. NIS also offers an extended warranty policy to its customers directly or through Dealers. The extended warranty covers the customer for repairs on his used vehicle where the manufacturer's warranty has expired. Typically, an extended warranty covers the vehicle for an additional 12 months or 12,000 miles, or for 24 months or 24,000 miles. NIS receives a commission on all extended warranty policies sold.

        Company Insurance Services. NIS provides the Company with internal insurance services, such as workers compensation, employee dental and health insurance, contingent and excess liability insurance coverage required in connection with the Company's leasing operation, key employee life insurance, and liability and casualty insurance. Management believes that by purchasing these insurance products through NIS, the Company meets its insurance needs and recoups commissions that would otherwise be paid in connection with such products.

Performance Cars of South Florida, Inc.

        The Company conducts a vehicle remarketing operation through PCSF, a wholly-owned subsidiary, and its JDBR Franchise at a retail sales facility located in Palm Beach County, Florida. The staff of PCSF and the JDBR Franchise consists of 22 persons, including senior management with an average of over 40 years of experience in the retail automobile business. The Company commenced this remarketing operation principally as a means of providing a more cost-effective method of remarketing some of the Company's repossessed and off-lease vehicles. PCSF operates the JDBR Franchise, pursuant to which the Company licenses the J.D. Byrider name, trademarks and business system. This franchise provides national brand name recognition, national advertising, comprehensive operating systems, ongoing franchise support, as well as employee and management training in the JDBR system.

        Sales at the facility are conducted through either the JDBR Franchise or directly through PCSF based upon the model, condition, age and mileage of the vehicle. Some of the vehicles sold by the JDBR Franchise are financed through its affiliate, Car Now Acceptance Corporation. Typically, less than 10% of the vehicles sold by PCSF, independent of the JDBR Franchise, are financed through the Company. Management believes that remarketing vehicles through PCSF offers several advantages over wholesale auctions (which historically have been the Company's principal method of disposing of vehicles), including the following:
(i) the vehicles receive an extended period of resale exposure, as the remarketing operation is open seven days a week, as opposed to the limited period (typically four days) available at auctions; (ii) the vehicles are available for visible inspections for staff assessment rather than through condition reports available from auctions; (iii) the vehicles may be resold at retail or wholesale instead of at wholesale through auctions; (iv) the staff has an opportunity to perform appearance and mechanical repairs at reduced prices; and (v) auction fees of approximately $300 per vehicle are not incurred. Management believes that PCSF provides a cost-effective alternative to wholesale disposition of vehicles at auction. The Company currently disposes of an average of 32% of its repossessed and off-lease vehicles through PCSF, including the JDBR Franchise. In addition to increasing the efficiency of the Company's asset management and disposition department, PCSF, and in particular the JDBR Franchise, has been an additional source of revenue to the Company. For the year ended December 31, 1996, PCSF generated revenues of $1 million.

        As the Company's Contract volume increases, it plans to open additional PCSF sites with JDBR Franchises based on geographic concentration. Currently, the Company's management anticipates opening a PCSF site with a JDBR Franchise in Atlanta, Georgia. However, there can be no assurances to that effect. Management believes that the used car market is an expanding market and offers the Company an opportunity to further the growth of its JDBR Franchise, increase the recovery on its vehicles and obtain additional sources of revenue for the Company.

Competition

        Competition in the field of retail automobile finance is intense. The market is highly fragmented and historically has been serviced by a variety of financial entities, including the captive finance affiliates of major automobile manufacturers, banks, savings associations, independent finance companies, credit unions and leasing companies. Many of these competitors have greater financial resources than the Company and may have significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company. Furthermore, during the past two years, a number of automobile finance companies have completed public offerings of common stock, the proceeds from which are to be used, at least in part, to fund expansion.

        The Company's ability to compete successfully depends largely upon its relationships with its origination sources, particularly Dealers, and the ability and willingness of such origination sources to offer Contracts that meet the Company's underwriting criteria for purchase. Management believes that, by diversifying its origination sources through its Origination Programs, the Company increases the number of Contracts purchased without significantly increasing its marketing costs. Management believes that its multi-tiered underwriting guidelines which balance the creditworthiness of the borrower with the value of the collateral, enable it to evaluate effectively and measure the risks associated with lending to consumers with non-prime credit. The Company also believes that its servicing and collection procedures, specialized servicing functions and asset disposition enable it to manage its portfolio of Contracts profitably and in a cost-effective manner. However, there can be no assurance that the Company will be able to continue to compete successfully in the markets that it serves.

Government Regulation

        The Company and the origination sources are subject to regulation and licensing under various federal, state and local statutes, regulations and ordinances. Most states in which the Company operates: (i) require the Company and/or the origination sources to obtain and maintain certain licenses and qualifications; (ii) limit the interest rate and other charges that may be imposed by, or prescribe certain other terms of, the Contracts that the Company purchases; (iii) regulate the sale and type of insurance products offered by the Company and the insurers for which it acts as agent; (iv) require the Company and/or the origination sources to provide specified disclosures; and (v) define the Company's rights to repossess and sell collateral. The Company's agreements with its origination sources provide that the origination source must indemnify the Company with respect to any loss or expense the Company incurs as a result of violations by the origination source of any federal, state or local consumer credit and insurance laws, regulations or ordinances.

        The Company is subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission. These laws require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age or marital status. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder-in-due-course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the Federal Trade Commission's Rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's Guide that explains any applicable warranty coverage for such vehicles. The Credit Practices Rule of the Federal Trade Commission imposes additional restrictions on loan provisions and credit practices.

        Certain of the states in which the Company operates prohibit Dealers from charging a finance charge in excess of statutory maximum rates. Finance charges include interest and any cash sale differential. The Company's agreements and other communications with Dealers stress the importance of the Dealers' compliance with all applicable laws and specifically prohibit the Dealer from agreeing to a cash sale differential. The Company's contractual agreements with Dealers obligate Dealers to comply with all applicable laws, and provide that each Dealer must indemnify the Company for any violation of law relating to a contract originated by the Dealer. Every borrower (as part of the standard financing documentation) currently is required to sign a written acknowledgment that (a) the borrower is aware, and approves, of the Dealer's intended sale of the contract at a discount to the Company, and (b) the borrower was not quoted a lower price for a cash purchase. Further, it is the Company's policy to terminate its relationship with any Dealer where the Company becomes aware of such incidents perpetrated either with the knowledge or tacit assent of the Dealer, or by more than one salesperson at a particular Dealer. Dealers are advised of this policy during the initial contacts with the Company's representatives before the first contract is purchased. As of December 31, 1996, no Dealer has been so terminated. To the knowledge of the Company, no action has been brought or is currently threatened or contemplated alleging that Dealers regularly charge cash sale differentials. Nevertheless, if it were determined that a material number of the Contracts involved violations of applicable lending laws by the Dealers, the Company's financial position could be materially adversely affected and a widespread pattern of violation by Dealers could have a material adverse effect on the Company's future prospects.

        In the event of default by a borrower on a contract, the Company is entitled to exercise the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of peace. Unless the borrower voluntarily surrenders a vehicle, self-help repossession by an independent repossession specialist engaged by the Company is usually employed by the Company when a borrower defaults. None of the states in which the Company presently does business has any law that would require the Company, in the absence of a probable breach of peace, to obtain a court order before it attempts to repossess a vehicle.

        In most jurisdictions the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of collateral may be held. Unless the obligor waives his rights after default, the obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions reasonable attorney's fees, or in some states by payment of delinquent installments. Repossessed vehicles are generally resold by the Company through wholesale auctions or remarketed through PCSF or its JDBR Franchise.

        Management believes that it is in compliance with all applicable laws and regulations. The Company maintains an internal compliance staff to review and inform management of changes in applicable law and to act as liaison between the Company and the various attorneys it has retained in each of the states in which it conducts business.

Employees

        The Company employs personnel experienced in all areas of loan origination, documentation, collection, administration and securitization. As of December 31, 1996, the Company had 518 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

        The Company's executive offices and operations occupy approximately 37,183 square feet of leased office space in The Uptown Office Park at 500 Cypress Creek Road West, Suite 590, Fort Lauderdale, Florida, for which the Company pays an aggregate of $72,200 of base rent and common area maintenance per month pursuant to four leases, with annual increases of approximately 5%. The leases expire in 2002.

        The Company's lease agreements offer rights of first refusal on available space adjacent to the original offices, which the Company has used to accommodate the staff required for continued growth. There can be no assurance that any additional space will be available on terms favorable to the Company. Management believes that the Company's facilities are appropriate for its needs.

        The Company leases approximately 8,825 square feet of office space in Orlando, Florida, which the Company uses as a regional office. The Company pays $5,661 per month pursuant to a fifteen-year lease that expires in October 2011.

        The Company leases approximately 800 square feet of office space in Atlanta, Georgia, which the Company uses as a temporary regional office. The Company pays $4,779 per month for a six month lease that expired in February 1997 which was extended to May 1997.

        The Company through PCSF leases a used car lot in Palm Beach County, Florida at a base rent of $11,600 per month. The lease expires on December 31, 2000. See "ITEM 1. DESCRIPTION OF BUSINESS - Performance Cars of South Florida, Inc."

ITEM 3. LEGAL PROCEEDINGS.

        The Company is currently not a party to any material litigation, although it is involved from time to time in routine litigation incident to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Commencing December 1994, the Company's Common Stock was quoted on the Over-The-Counter Bulletin Board under the symbol "NALF." In May 1995, the Company's Common Stock was included in the NASDAQ National Market under the same symbol.

        The following table sets forth the high and low market prices of the Common Stock for the period from January 1995 through December 1996.

1995                                    High                    Low
----                                    ----                    ---

First Quarter                           12.00                    9.50
Second Quarter                          13.38                   10.25
Third Quarter                           18.38                   11.25
Fourth Quarter                          17.38                    9.75

1996                                    High                    Low
----                                    ----                    ---

First Quarter                           14.75                   10.63
Second Quarter                          16.13                   12.38
Third Quarter                           14.88                   11.75
Fourth Quarter                          14.50                    8.25

The closing price on March 25, 1997 was $3.375

        Records of the Company's stock transfer agent indicate that as of March 25, 1997, the Company had 163 holders of record of its Common Stock. Since a number of the shares of the Company are held by financial institutions in "street name," it is likely that the Company has more stockholders than indicated above. To date, the Company has been unable to accurately ascertain this information.

Dividend Policy

        No dividends have been declared or paid by NAL since the Merger. The declaration or payment of dividends is not contemplated in the foreseeable future. Earnings are expected to be retained to finance and develop the Company's business. The declaration or payment of future dividends will be directly dependent upon the earnings of the Company, its financial needs and other similarly unpredictable factors.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and other financial data included elsewhere in this Report.

        The Company is a specialized automobile finance company engaged in the purchase, securitization and servicing of Contracts originated by franchised and select independent Dealers in connection with sales or leases of used and new automobiles to consumers with non-prime credit. Consumers with non-prime credit are perceived to be relatively high credit risks due to various factors, including the manner in which they have handled previous credit, the absence or limited extent of their prior credit history and their limited financial resources. The Company purchases Contracts relating principally to the "C" credit segment of the automobile finance market. The Company is also engaged in offering insurance and related products to its Dealers and customers through its insurance subsidiary, NIS. The Company has a remarketing subsidiary, PCSF, with a car dealership franchise, JDBR, which provides a cost-effective means of disposing of some of the Company's repossessed and off-lease vehicles.

Contract Acquisition

        The Company acquires Loan and Lease Contracts from diverse sources. In order to adjust for credit risk and achieve an acceptable rate of return, the Company typically purchases Loan Contracts from Dealers at a discount from the principal amounts of such Contracts. This discount is non-refundable to the Dealer. Currently, the discount is being allocated to the reserves for credit losses. See "Acquisition Discounts." During the past two years, the Company purchased $426.1 million in Loan Contracts and $44.3 million in Lease Contracts. In order to fund the purchase of Loan Contracts prior to securitization, the Company utilizes its available cash balances and repurchase facilities. Until such time as the loans are securitized, automobile loans held for sale by the Company generate net interest income resulting in the difference between the interest rate earned on automobile loans held for sale and the interest cost associated with the Company's repurchase facilities.

                The following table provides certain material information relative to the Contracts acquired by the Company and its servicing portfolio during each of the last eight quarters.


                                                                            For the Quarters Ended
                                            --------------------------------------------------------------------------------------
                                             Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,  Dec. 31,    Sep. 30,  Jun. 30,    Mar. 31,
                                               1996      1996       1996       1996       1995       1995       1995       1995
                                            ---------   --------   --------   --------  --------    --------  --------    --------
                                                                 (Dollars in thousands)

Operating Data:
Loan Contracts                              $ 82,839   $ 69,556   $ 50,971   $ 48,326   $ 46,593   $ 31,624   $ 21,364   $ 18,785
Lease Contracts                               10,154      6,776      3,609      3,686      3,989      4,085      5,241      6,733
Recourse Programs                              4,835      7,091     10,568      5,206      6,696      8,203      6,554      5,838
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Total Contracts                        $ 97,828   $ 83,423   $ 65,148   $ 57,218   $ 57,278   $ 43,912   $ 33,159   $ 31,356
                                            ========   ========   ========   ========   ========   ========   ========   ========
Number of Dealers  (at end of period)          2,122      1,594      1,381      1,271        909        787        406        296
                                            --------   --------   --------   --------   --------   --------   --------   --------
Servicing portfolio (at end of period):
 Owned                                      $ 91,934   $108,208   $111,928   $117,210   $113,830   $111,888   $ 87,938   $ 65,824
 Serviced for securitization trusts          243,932    175,679    118,818     73,741     39,934       --         --         --
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Total servicing portfolio              $335,866   $283,887   $230,746   $190,951   $153,764   $111,888   $ 87,938   $ 65,824
                                            ========   ========   ========   ========   ========   ========   ========   ========

-----------

        The Company's level of Contract acquisitions are impacted by a combination of the Company's underwriting criteria, which is subject to change from time to time, and the Company's ability to successfully market its Dealer Program to new Dealers. The Company has experienced significant growth in the volume of Contracts acquired during 1996. Contract volume has increased to $303.6 million for the year ended December 31, 1996 from $165.7 million for the year ended December 31, 1995, representing a growth rate of 83%. The growth in Contract volume is attributable primarily to the increase in the number of Dealers the Company has under contract, as well as an expansion of the sources and amounts of financing available to purchase Contracts. The number of Dealers the Company currently has under contract increased to 2,122 at December 31, 1996 from 909 at December 31, 1995, representing a growth rate of 133%. The increase in volume during 1996 was partially offset by a strengthening of the Company's underwriting criteria beginning with the second quarter of 1996. The change in underwriting criteria was in response to analyses of the performance of the Contracts originated in the nine months prior to this change which indicated higher credit losses than originally anticipated. The Company continues to monitor the performance of its Contracts and may make further adjustments to its underwriting criteria in the future if the analyses warrant a modification. Future levels of Contract acquisition may be affected by any such modifications. The growth in Contract volume has resulted in an increase in the Company's servicing portfolio, which at December 31, 1996 was $335.9 million compared to $153.8 million at December 31, 1995, representing a growth rate of 118%.

Revenues

        The increase in Contract volume and the servicing portfolio has led to an increase in revenues as demonstrated in the following table:


                                                For the Years Ended
                                 ----------------------------------------------
                                     Dec. 31, 1996            Dec. 31, 1995
                                 ---------------------    ---------------------
                                              (Dollars in thousands)

Revenue Data:
Interest income:
  Loan Contracts                      $  15,180                $   9,376
  Lease Contracts                         4,958                    2,524
  Recourse Programs                       2,588                    2,417
                                       --------                 --------
     Total interest income               22,726                   14,317
Non-automobile interest
  income                                    416                    1,363
Gain on sale of Loan Contracts           19,872                    4,601
Servicing fees, net                       1,699                      100
Insurance fees                            2,916                      548
Other fees                                3,497                    2,003
                                       --------                 --------
     Total revenues                    $ 51,126                 $ 22,932
                                       ========                 ========

        The Company generates revenues primarily through the purchase, securitization and ongoing servicing of Contracts. The Company earns interest income and fees on Contracts purchased and held in portfolio, including those awaiting securitization. Interest income on the non-automobile portfolio consists of interest earned on mortgage loans, marine loans, and other consumer loans acquired by the Company through bulk purchases prior to June 30, 1994. Upon the sale of Loan Contracts through the Company's securitization program, the Company recognizes a gain on sale on the Loan Contracts. See "Gain on Sale of Loan Contracts." The Company continues to service these Loan Contracts and earns a servicing fee currently equal to three percent per year of the outstanding principal balance of the Loan Contracts sold. The Company also receives revenues from the sale of insurance and related products, and other miscellaneous fees.

Net Interest Income

        Net interest income ("Net Interest Income") is the difference between the interest earned on Contracts held in portfolio, including those awaiting securitization, and the interest costs associated with the Company's borrowings to finance such Contracts. Net Interest Income will fluctuate and be impacted by the spread between the portfolio yield and the cost of the Company's borrowings, changes in overall Contract acquisition volume and the timing of securitization transactions. The following table illustrates the weighted average net interest rate spread (expressed as a percentage) earned on Contracts acquired:


                                             For the Years Ended
                                    --------------------------------------
                                    Dec. 31, 1996            Dec. 31, 1995
                                    -------------            -------------

Net Interest Spread:
Interest income:(1)
  Loan Contracts                       20.35%                    20.65%
  Lease Contracts                      17.72%                    15.89%
  Recourse Program                     18.57%                    18.89%
                                       -----                     -----
    Total automobile
      Contracts                        19.51%                    19.32%
Non-automobile Contracts               13.72%                    23.06%
                                       -----                     -----

    Total                              19.36%                    19.60%
Interest expense(2)                    10.17%                    11.18%
                                       -----                     -----
Net interest spread                     9.19%                     8.42%
                                       =====                     =====

---------------------

(1) Represents interest income plus discount accretion (if any) and fees, less amortization of capitalized costs, expressed as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average total debt outstanding.

        The increase in net interest spread is primarily due to the benefits of a lower-cost financing source obtained in the latter part of 1995. This includes a warehouse facility (see "Warehouse Facility") used to warehouse Loan Contracts prior to securitization. In addition, securitization transactions have also contributed to a lower cost of funds as the rates paid to investors of these transactions were lower than the rates charged on financing sources used during 1995.

Gain on Sale of Loan Contracts

        The Company has sold Loan Contracts through its securitization program in each of the last six quarters. The Company recognizes a gain on sale of Loan Contracts in an amount equal to: (i) the excess servicing receivable ("Excess Servicing Receivable") expected from the trust during the life of the securitization, plus (ii) the net proceeds received from the securitization less the aggregate book value of the Loan Contracts transferred to the trust. The Excess Servicing Receivable represents the estimated present value of excess servicing cash flows ("Excess Servicing Cash Flows") based on the Company's estimates for loss and prepayments during the life of the securitization transaction. Quarterly, the Company reviews the assumptions made in determining the Excess Servicing Receivable. If the present value of future aggregate Excess Servicing Cash Flows is less than the aggregate capitalized amount, a valuation adjustment would be recorded. Excess Servicing Cash Flows represent the difference between the cash flows on Loan Contracts in a securitization trust and the sum of (i) payments of principal and interest required to be made to investors in the securitized pool, (ii) the contractual servicing fee, currently at the rate of three percent per year, and (iii) other on-going expenses of such trust. The Company is currently not receiving its distribution of servicing cash flows associated with its securitization trusts. See "Liquidity and Capital Resources - Securitization."

        The gain on sale of Loan Contracts is affected by, among other things, the amount of Loan Contracts sold in the securitization transaction, the net spread on the transaction, the up-front costs of the transaction and estimated losses and prepayments on the Loan Contracts. Net spread is the major component of the total gain on sale. The following table illustrates the net spread for each of the Company's securitization transactions:




                                                   Weighted   Interest
                                                    Average   Rate Paid
                                     Securitized   Contract      to        Gross       Net
Securitization:                        Balance       Rate    Investors(1) Spread(2) Spread(3)
                                       -------       ----    ---------    ------    ------
                                                        (Dollars In Thousands)
1996-4 Securitization Trust .......   $ 88,044      19.50%      7.02%       12.48%    9.48%
1996-3 Securitization Trust .......     70,052      19.37%      7.42%       11.95%    8.95%
1996-2 Securitization Trust .......     49,500      19.20%      7.58%       11.62%    8.62%
1996-1 Securitization Trust .......     40,750      19.26%      7.47%       11.79%    8.79%
1995-1 Securitization Trust .......     40,136      19.58%      7.10%       12.48%    9.48%
                                      --------
  Total ...........................   $288,482
                                      ========

----------
(1) Weighted average interest rate paid to investors in the securitization transaction.
(2) Difference between weighted average Contract rate and weighted average interest rate paid to investors.
(3) Difference between gross spread less contractual servicing fees at 3%.

        The decrease in the net spread from the 1995-1 Securitization Trust to the 1996-1 Securitization Trust, and the further decline in the net spread on the 1996-2 Securitization Trust, was primarily due to an increase in the interest rate paid to investors, due primarily to an increase in market interest rates.

        The increase in the net spread for the 1996-3 and 1996-4 securitization transactions, compared to the prior two securitization transactions, was attributable to a higher-weighted average coupon rate due primarily to the Company's expansion outside the state of Florida. A corresponding decrease in the interest rate paid to investors, due primarily to a decrease in market rates, also contributed to a higher net spread.

        As of March 26, 1997, the Company closed on the sale of approximately $82.3 million of automobile Loan Contracts through a 1997-1 Securitization Trust. The securities issued in the transaction were rated "A" and "BBB" by Fitch Investors Service, L.P. This transaction resulted in a weighted average rate paid to investors of 8.32%, which was higher than the rate for the 1996-4 Securitization Trust, closed in December 1996, due primarily to higher market interest rates and, to some extent, the effect of recent financial concerns within the automobile finance industry.

Net Servicing Fee Income

        Throughout the life of the Loan Contract, the Company earns a contractual servicing fee from the securitization trust, currently equal to three percent per year of the principal balance outstanding of the Loan Contracts sold to the trust. Servicing fees are reported as income when earned, net of the related amortization of servicing receivables. Net servicing fees may be reduced from those that are contractually due if the Company believes that estimated future cash flows would be insufficient to recover the carrying value of the servicing receivables. Servicing costs are charged to expense as incurred. Net servicing fee income increased from $100,000 for the year ended December 31, 1995, representing one month's servicing income from the 1995-1 Securitization Trust, to $1.7 million for the year ended December 31, 1996.

        Net servicing fee income and the Excess Servicing Receivable may be impacted by changes in the amount of losses and levels of prepayments from those assumed by the Company at the time of the securitization. To the extent the assumptions used are materially different from actual results, the amount of Excess Servicing Cash Flows received by the Company over the remaining life of the securitization could be significantly affected.

Other Income

        The Company generates revenues from the sale of a variety of insurance and related products to Dealers and its customers, acting as agent for third-party insurance companies. The Company recognizes as revenue the commissions or fees received upon the sale of these products to customers. Other fees consist primarily of late fees earned on the Company's servicing portfolio. Insurance and other fees have continued to increase due primarily to the increase in the volume of Contracts purchased and the growth in the servicing portfolio.

Results of Operations

        The following table provides the principal components of the Company's net income for the periods presented:


                                                         For the Years Ended
                                                         -------------------
Results of Operations:                             Dec 31, 1996     Dec 31, 1995
                                                   ------------     ------------
                                                        (Dollars in thousands)
Net interest income(1)                                  $12,188          $8,319
Gain on sale of Loan Contracts                           19,872           4,600
Net servicing fees and other income                       8,113           2,651
                                                        -------          ------
     Total revenue                                       40,173          15,570
Provision for credit losses                              (5,477)         (2,762)
Operating expenses                                      (22,496)         (7,805)
Non-cash charge for escrow shares                          (301)           (280)
                                                        -------          ------
Income before taxes                                      11,899           4,723
Provision for income taxes                               (4,631)         (1,926)
                                                        -------          ------
     Net income                                         $ 7,268          $2,797
                                                        =======          ======

----------
(1) Net of interest expense of $10,954 and $7,362 for the years ended 1996 and 1995, respectively.

Years Ended December 31, 1996 and 1995.

        Net Interest Income. Net interest income for the year ended December 31, 1996 was $12.2 million compared to $8.3 million for the year ended December 31, 1995, representing a 47% increase. This increase was primarily a result of the growth in average Contracts held in portfolio and those awaiting securitization from $84.8 million for the year ended December 31, 1995 to $119.7 million for the year ended December 31, 1996.

        Gain on Sale of Loan Contracts. Total gain on sale of Loan Contracts for the year ended December 31, 1996 was $19.9 million compared to $4.6 million for the year ended December 31, 1995. This increase was due to four additional securitizations completed during 1996. The Company completed a $40 million securitization during the fourth quarter of 1995 resulting in a $4.0 million gain. In addition, the Company recognized a $600,000 gain from selling loan portfolios through bulk sale arrangements during 1995.

        Net Servicing Fees and Other Income. During the year ended December 31, 1996, the Company completed four securitization transactions aggregating $248.3 million. As a result, net servicing fee income was $1.7 million for the year ended December 31, 1996 compared to $100,000 for the preceding year. Other income, consisting primarily of insurance and late fees, increased from $2.6 for the year ended December 31, 1995 to $6.4 million for the year ended December 31, 1996. These increases were primarily due to an increase in the volume of Contracts purchased and the growth in the servicing portfolio to $335.9 million at December 31, 1996 from $153.8 million at December 31, 1995. In addition, the Company recorded $517,000 to other income relating to the settlement of outstanding litigation during June 1996.

        Provision for Credit Losses. The Company's provision for credit losses for the year ended December 31, 1996 was $5.5 million compared to $2.8 for the year ended December 31, 1995, a 98% increase. This increase related primarily to provisions recorded for an estimate of possible losses that may be incurred in connection with the acquisition of Contracts during 1996 and with the performance of previously-purchased Contracts.

        Operating Expenses. Operating expenses increased to $22.5 million for the year ended December 31, 1996 compared to $7.8 million for the year ended December 31, 1995, a 188% increase. This increase was attributable to the hiring of additional personnel in almost every area of the Company's operations to support its growth. In addition, the acquisition of SFI in June 1996 contributed significantly to the increase in operating expenses for the year ended December 31, 1996. As a result of the acquisition, the Company has absorbed all of the overhead of SFI since July 1, 1996, amounting to $6.4 million. The Company is currently reviewing the operations of SFI to determine if there are redundancies which can be reduced during 1997. As a percentage of average total servicing portfolio, operating expenses increased to 9.41% in 1996 from 8.41% in 1995.

        Non-Cash Charge For Escrow Shares. The Company recorded a charge to earnings of $301,000 for the year ended December 31, 1996 for shares released from the escrow arrangement that was established in connection with the Merger compared to $280,000 for the year ended December 31, 1995.

        Net Income. The Company reported net income of $7.3 million or $0.86 per fully diluted share for the year ended December 31, 1996 compared to net income of $2.8 million or $ 0.45 per fully diluted share, for the year ended December 31, 1995. Net income, excluding the non-cash charge for releasing escrow shares, was $7.6 million, or $0.88 per fully diluted share, for the year ended December 31, 1996, in comparison to $3.0 million, or $0.50 per fully diluted share, for the year ended December 31, 1995.

Delinquency and Credit Loss Experience

        The Company's profitability depends largely upon its ability to effectively manage delinquency and credit losses. The Company maintains a reserve available to absorb future credit losses on Contracts that are held in portfolio and on Loan Contracts while they are awaiting securitization. The Company evaluates historical charge-off experience against the reserve and performs analyses of portfolio performance and delinquency trends to determine if the reserve is adequate to absorb estimated future losses.

        Collection and Charge-off Procedures. Typically within 24 hours of an account becoming delinquent, a collector establishes contact with the customer. If the delinquency is not promptly resolved, the collector pursues a resolution through additional telephone contacts with the customer followed by demand letters as appropriate. In the event that a delinquency cannot be resolved, the account is turned over for repossession of the vehicle by an outside agency, typically within 45 days. When a vehicle is repossessed and not redeemed by the customer within a period prescribed by statute, the vehicle is assigned for disposal. At the time of repossession, the vehicle is reviewed by management and its carrying value is written down, if necessary, to its net realizable value. Write-downs of carrying value, which include costs of disposition, are charged against the Company's reserves available for credit losses. Vehicles typically are disposed of at wholesale auctions, or remarketed through PCSF or through the JDBR Franchise. The Company may establish a dialogue with a delinquent borrower and formulate a short-term payment arrangement that would allow the borrower to retain the automobile beyond a delinquency of 45 days. Accounts that reach 90 days of delinquency are placed on non-accrual status and any previously-accrued interest income is reversed. In the event that the Company is unable to locate the customer or the vehicle by the time an account reaches 150 days of delinquent status, the account is fully charged off against reserves available for credit losses. If the customer declares bankruptcy, the account is charged off to the lesser of any court-ordered settlement or the wholesale value of the vehicle. The Company's collection staff continues to pursue customers, to locate and repossess vehicles and to collect losses incurred. Any amount received after a Contract has been charged off is recorded as a recovery and an increase in the reserves available for credit losses.

        Acquisition Discounts. The Company purchases Contracts from Dealers at discounts from their stated principal amount to provide for credit risk. The discounts typically range from 3% to 10%. The amount of the discount varies primarily based on the credit risk and the terms of the Contract and the quality of the collateral. See "ITEM 1. DESCRIPTION OF BUSINESS - Underwriting." Any discount that management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as income using the level-yield method of accretion. Currently, the Company allocates the entire discount to the reserves available for credit losses and expects to do so for the foreseeable future. However, the Company will continue to evaluate the ability to collect on its Contracts in conjunction with the allocation of discounts.

        Reserves Available for Credit Losses. In the event of a payment default, proceeds from the liquidation of the vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains a reserve available for credit losses in an amount that management believes is adequate to absorb future credit losses on Contracts. The reserves available for credit losses is comprised of the acquisition discounts, an allowance for credit losses and, in limited cases, dealer reserves. On a monthly basis, the Company evaluates the adequacy of the reserves available for credit losses by analyzing the Contract portfolios in their entirety using a 'static pool analysis' method in which the historical charge-offs are stratified according to the Contract origination date. These Contracts are grouped together by calendar month of origination, and the related historical charge-off experience on such Contracts is analyzed to evaluate the reasonableness and adequacy of the reserves available for credit losses. This analysis takes into consideration historical loss experience, current economic conditions, levels of repossessed assets, delinquency experience, seasoning of Contracts, and other relevant factors. Should management deem the level of acquisition discounts and dealer reserves, in limited cases, to be inadequate, an additional provision for credit losses will be recorded to increase the allowance for credit losses and, therefore, increase the overall level of the reserves available for credit losses.

        The Company has prepared analyses of its Contracts, based on its credit experience and available industry data, to identify the delinquency and default rates at the various stages of a Contract's repayment term. The results of the analyses suggest that the probability of a Contract becoming delinquent or going into default is highest during the "seasoning period," which begins 3 to 4 months, and ends 12 to 14 months, after the origination date. If the volume of Contracts purchased by the Company continues to grow, an increasingly greater portion of the Company's portfolio is expected to fall into the "seasoning period" described above, causing a rise in the overall portfolio delinquency and default rates. Assuming no changes in any other factors that may affect delinquency and default rates, the Company's management believes that this trend should stabilize or reverse when the volume of mature Contracts (with lower delinquency and default rates) is sufficient to offset the delinquency and default rates on newer Contracts.

        The following table sets forth information regarding credit loss experience of the total servicing portfolio for the periods presented:

                                                               For the Years Ended
                                                               -------------------
Credit Losses:(1)                                         Dec. 31, 1996  Dec. 31, 1995
                                                          -------------  -------------
Loan Contracts serviced:
 Gross charge-off percentage(2)                                  10.35%          3.68%
 Net charge-off percentage(3)                                     9.12%          3.68%

Lease Contracts serviced:
 Gross charge-off percentage(2)                                   7.82%          4.19%
 Net charge-off percentage(3)                                     6.35%          4.19%

Total Loan and Lease Contracts serviced:
 Gross charge-off percentage(2)                                  10.03%          3.78%
 Net charge-off percentage(3)                                     8.78%          3.78%

Recourse Contracts serviced:
 Gross charge-off percentage(2)                                    N/A            N/A
 Net charge-off percentage(3)                                      N/A            N/A

Total servicing portfolio:
 Gross charge-off percentage(2)                                   9.23%          3.15%
 Net charge-off percentage(3)                                     8.07%          3.15%

----------
(1) This table excludes non-automobile bulk purchase contracts.
(2) Gross charge-offs are computed as principal balance less liquidation proceeds received expressed as a percentage of average balance outstanding during the period.
(3) Net charge-offs are computed as gross charge-offs less any recoveries expressed as a percentage of average balance outstanding during the period.


        The increase in the level of credit losses was due primarily to two factors: (i) the relative degree of seasoning of the Company's servicing portfolio during the year ended December 31, 1996 compared to that for the year ended December 31, 1995, and (ii) the level of credit losses experienced during the year ended December 31, 1996 on Contracts purchased from July 1995 to March 1996 due to the relaxation of certain underwriting criteria during that period.

        The Company started purchasing Contracts during the second half of 1994. Consequently, the servicing portfolio through December 31, 1995 reflects a lower degree of seasoning when compared to the servicing portfolio through December 31, 1996. At December 31, 1995, the weighted average seasoning of the Company's Contracts was 5.04 months compared to an weighted average seasoning of 9.49 months for Contracts at December 31, 1996.

        During the period July 1995 to March 1996, the Company relaxed certain underwriting criteria. As a result, the Company has experienced higher than expected credit losses on these Contracts. For the year ended December 31, 1996, 60% of the Company's net charge-offs were incurred on Contracts purchased during this period on an average balance for the year which represented 44% of the average servicing portfolio. In response to the higher level of credit losses, management decided to strengthen its underwriting criteria beginning in March 1996.

        Delinquency Experience. The following table reflects the Company's delinquency experience for the periods presented:


                                                             As of December 31,
                                                       ----------------------------
                                                          1996               1995
                                                       ---------          ---------
Delinquency:(1)                                            (Dollars in thousands)

Loan Contracts serviced:                               $ 273,549          $ 107,191
Delinquencies:
    31-60 days                                            10.30%              8.83%
    61-90 days                                             3.38%              2.99%
    Greater than 90 days                                   1.52%              2.18%
                                                       ---------          ---------
      Total                                               15.20%             14.00%

Lease Contracts serviced:                              $  36,308          $  21,361
Delinquencies:
    31-60 days                                             6.47%              7.51%
    61-90 days                                             2.00%              1.90%
    Greater than 90 days                                   2.54%              1.83%
                                                       ---------          ---------
      Total                                               11.01%             11.24%

Total Loan and Lease
  Contracts serviced:                                  $ 309,857          $ 128,552
Delinquencies:
    31-60 days                                             9.85%              8.61%
    61-90 days                                             3.13%              2.81%
    Greater than 90 days                                   1.64%              2.12%
                                                       ---------          ---------
      Total                                               14.62%             13.54%

Recourse Contracts serviced:                           $  14,107          $  18,129
Delinquencies:
    31-60 days                                             9.69%             16.99%
    61-90 days(2)                                            N/A                N/A
    Greater than 90 days(2)                                  N/A                N/A
                                                       ---------          ---------
      Total                                                9.69%             16.99%

Total Contracts serviced:                              $ 323,964          $ 146,681
Delinquencies:
    31-60 days                                             9.85%              9.65%
    61-90 days                                             2.99%              2.46%
    Greater than 90 days                                   1.57%              1.86%
                                                       ---------          ---------
      Total                                               14.41%             13.97%
                                                       =========          =========



----------
(1) This table excludes non-automobile bulk purchase contracts. In addition, this table excludes two automobile bulk purchase portfolios which were non-performing at the time of purchase in 1994 and are accounted for on a cost recovery basis, whereby income is recognized only to the extent that the Company's investment in these portfolios has been fully recouped. As of December 31, 1996, the combined investment in these portfolios totaled $947,000.
(2) Contracts delinquent 61 days or more are repurchased by the originator of the Contracts under the Recourse Program.

Liquidity and Capital Resources

        The Company's business requires substantial cash to support its growth in the rate of acquisition of new Contracts and to fund its expenses. The Company has historically operated on a negative operating cash flow basis and expects to continue to do so as long as the volume of Contracts continues to grow. As a result of the historical growth rate, the Company has used increasingly larger amounts of cash than it has generated from its operating activities. The Company has funded these negative operating cash flows by drawing against its available warehouse and credit facilities. These facilities provide between 80% and 90% of the principal balance of the Contracts. The Company funds the remainder of the purchase price through its capital.

        In connection with the securitization of Loan Contracts, the Company is required to fund reserve accounts related to each transaction. The Company funds these reserve accounts through a combination of an initial cash deposit and the capture of contractual and excess servicing cash flows until such reserve accounts reach predetermined levels. These levels may be increased depending on the delinquency and loss experience of the trusts. Currently, all of the reserve accounts related to the Company's securitizations are building to their required levels, and, accordingly, the Company is not receiving its distributions of cash flows.

        The Company has experienced recent liquidity concerns due to a combination of certain factors relating to the operation of its securitization trusts and the acquisition of certain Contracts which are pending financing. Recently, the Company has, in the normal course of its business, acquired Lease Contracts and contracts under its Recourse Program which currently are not financed through the Company's existing warehouse and credit facilities. The Company intends to finance these assets and/or sell the assets to third parties.

        The Company is actively pursuing sources to fully and efficiently finance its Contracts and related assets. In addition, the Company continues to explore alternative structures for securitization of its Loan Contracts in order to achieve a lower cost of financing and to maximize the proceeds from the securitization transactions. As the Company continues to increase the volume of Contracts purchased, it must secure capital to support its growth. The Company's growth has been facilitated by its ability to complete public and private placements of debt and equity securities, although there can be no assurances that the Company will be able to continue to generate capital through such placements of debt and equity securities.


Sources of Liquidity and Capital Resources:


        Through December 31, 1996, the Company had secured its principal sources of financing through senior indebtedness comprised of its warehouse facility, revolving credit facilities and its specialized borrowing facility, as well as subordinated indebtedness consisting of unsecured subordinated debentures. In addition, the Company secures liquidity through the securitization of its Loan Contracts. From December 1995 through March 1997, the Company has completed an aggregate of approximately $370.8 million of securitization transactions.


                                                           As of December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------        -------
Sources of Financing:                                    (Dollars in thousands)
Warehouse Facility:
   Available line                                       $100,000        $50,000
   Outstanding balance                                    22,907         11,585

Revolving Credit Facilities:
   Available line                                         45,000         45,000
   Outstanding balance                                    24,384         21,844


Revolving Line of Credit Facility:
    Available line                                         9,500           --
   Outstanding balance                                     4,732           --

Specialized Borrowing Facility:                            3,145         42,381

Subordinated Debentures:
   Issued-cumulative                                      38,825         21,325
   Converted to Common Stock-cumulative                  (13,825)        (8,260)
                                                        --------       --------
   Outstanding balance                                    25,000         13,065

Note due to Stockholder                                     --            2,919
                                                        --------       --------
Total outstanding borrowings                            $ 80,168       $ 91,974
                                                        ========       ========

----------

        Warehouse Facility. During September 1995, the Company entered into a $50 million warehouse facility (the "Warehouse Facility") with Greenwich Capital Financial Products, Inc. ("Greenwich"). In November 1996, the Warehouse Facility was increased to $100 million. This facility is structured as a reverse repurchase agreement, which is characterized as a borrowing for financial-reporting purposes. Under the terms of this facility, the Company receives an advance of approximately 90% of the outstanding principal balance of the Loan Contract at an interest rate of 2.25% over 30-day LIBOR. If at any time during the financing period 90% of the market value of the Contract is less than the amount advanced, Greenwich may require the Company to transfer funds or additional Contracts to Greenwich until the deficiency ("margin") amount is satisfied. Market value of Loan Contracts may be affected by such factors as changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The Warehouse Facility expires in September 1997 and is renewable for an additional year subject to certain conditions. At December 31, 1996, the Company had $ 22.9 million outstanding under this facility.

        The Warehouse Facility includes certain financial and operational covenants, including the maintenance of a minimum net worth of $30 million, the prohibition of a debt-to-equity ratio in excess of 8 to 1, and maintenance of certain loan portfolio performance criteria. For the purpose of the Warehouse Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At December 31, 1996, the Company was in compliance with all relevant financial and operational covenants. Management continues to monitor closely the performance of its Loan portfolios in order to ensure compliance with all financial and operational covenants.

        An event of default is also deemed to occur under the Warehouse Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers).

        The Company uses the Warehouse Facility to purchase Loan Contracts with the objective of selling such Contracts through securitization transactions. Since the fourth quarter of 1995 and through March 1997, the Company has completed in the aggregate the sale of approximately $370.8 million of Loan Contracts through privately-placed securitization transactions. The proceeds from the securitization transactions have been used to pay down the Warehouse Facility, thereby making the Warehouse Facility available to fund purchases of additional Contracts.

        Revolving Credit Facilities. In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress"), which has been extended until March 1998. The Congress Facility bears interest at a floating rate of 2% over the prime rate of CoreStates Bank, N.A., with interest payable monthly, and the facility is secured by Loan and Lease Contracts. The facility can be utilized for the financing of additional Contract purchases that meet certain credit guidelines established by Congress, in its sole discretion. As of December 31, 1996, the Company had no borrowings under this facility.

        During February 1994, the Company entered into a $5 million one-year revolving credit facility with GECC (the "GECC Facility"). In September 1994 and March 1995, the GECC Facility was increased to $10 million and $25 million, respectively. The GECC Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain Lease Contracts. Principal is repaid monthly according to an agreed-upon schedule. At December 31, 1996, the Company had drawn down approximately $24.4 million under the facility. The Company has applied for an increase in this facility to accommodate the growth in the Lease Contract portfolio. The GECC Facility is automatically renewed annually unless GECC provides the Company with notice of termination 90 days prior to such renewal date.

        The Congress Facility and the GECC Facility (collectively, the "Revolving Credit Facilities") are also subject to certain financial and operational covenants that are similar to those imposed under the Warehouse Facility.

        Revolving Line of Credit Facility. During September 1996, the Company entered into a one-year $3.5 million revolving line of credit (the "LOC Facility") with a private third party. The LOC Facility was subsequently increased to $9.5 million and is renewable at the lender's discretion for an additional one-year period, provided that the Company meets certain conditions. The LOC Facility bears interest at a fixed rate of 13% to 14% with interest payable monthly. The LOC Facility is secured by certain Loan Contracts. As of December 31, 1996, the Company had drawn down approximately $4.7 million under this facility.

        Specialized Borrowing Facility. The Company historically has secured a significant amount of its financing through borrowings classified as debt participation agreements in which the Company has sold an undivided interest, typically 80% to 90%, in portfolios of receivables to financial institutions and individual lenders on a full-recourse basis. As of December 31, 1996, the Company had an existing series of borrowings under a specialized borrowing facility (the "Specialized Borrowing Facility") with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $3.1 million. Approximately $2.6 million of the Fairfax financing has been used to acquire Contracts. Borrowings under this facility are subject to interest at prime plus 2.5% fixed at the time of financing.

Approximately $500,000 of the remaining advances under the Specialized Borrowing Facility were used to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%, respectively.

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

        Short-term Financing. During the fourth quarter of 1996, Mr. Robert R. Bartolini, Chairman and Chief Executive Officer, made advances to the Company in an aggregate amount of $2,413,869, at a fixed interest rate of 11%. During December 1996, the Company entered into a $2 million secured short-term note with a private third party. Both short-term financings were repaid by December 31, 1996 from the net proceeds of an underwritten secondary offering of Common Stock which was concluded in December 1996.

        Private Placement of Convertible Subordinated Debentures, Warrants and Common Stock. The Company has secured a significant component of its capital through the private placement of equity and debt securities. During the period from April 1995 through September 1996, the Company issued: (i) 176,500 shares of its Common Stock, which yielded net proceeds of approximately $2.1 million;
(ii) $38.8 million principal amount of convertible subordinated debentures (the "Debentures"); and (iii) 2,913,625 common stock purchase warrants (the "Warrants"). The Warrants were issued to Debenture holders in connection with the sale of the Debentures, to certain consultants and advisors in consideration for financial advisory services, and to certain members of the Board of Directors in connection with joining the Board.

        Of the outstanding Debentures, the Company concluded institutional placements of $10 million principal amount of 9% Debentures with 675,000 Warrants in April 1996, and $5 million principal amount of 10% Debentures with 62,500 Warrants in September 1996.

        Through March 25, 1997, an aggregate of approximately $14.8 million principal amount of the Debentures was converted into 1,644,669 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) at conversion prices ranging from $7.50 to $11.00. The conversion price of certain Debentures is subject to decrease by virtue of price protection and adjustment features contained in such Debentures.

        The following table provides a summary of the Company's outstanding Debentures.(1)

 Principal                Maturity       Interest  Conversion    Shares
   Amount     Issue Date    Date           Rate     Price(2)   Issuable(3)
   ------     ----------    ----           ----     --------   -----------

$ 1,800,000   Nov. 1995   May 1997          9%       $11.00        185,727
  1,700,000   Dec. 1995   Jun. 1997         9%        11.00        175,371
 10,000,000   Apr. 1995   Oct. 1997         9%         7.50      1,513,333
  2,000,000   Jul. 1995   Apr. 1998         9%         9.00        276,389
  1,000,000   Aug. 1995   Apr. 1998         9%         9.00        137,333
  5,000,000   Sep. 1996   Sep. 1998(4)     10%(4)      7.50        666,667
  2,500,000   Jan. 1996   Jan. 1999         9%        11.00        288,637
-----------                                                      ---------
$24,000,000                                                      3,243,457
===========                                                      =========

----------
(1) Reflects information as of March 25, 1997.
(2) These Debentures are convertible into shares of the Company's Common Stock at the lesser of the amount indicated and a discount to the market price of the Company's Common Stock, which ranges from 75% to 85% pursuant to the terms of the Debentures. If such Debentures were converted based upon a market price of $3.375, the Company would be caused to issue up to an additional 5,811,570 shares of Common Stock.
(3) Represents shares of Common Stock issuable upon conversion of the Debentures (principal and interest at maturity) at their stated conversion price.
(4) These Debentures bear interest at a rate of 10% for 2 years and at a rate of 9% thereafter. Maturity is subject to extension by the holder.

        As of March 25, 1997 the Company had $24 million principal amount of Debentures outstanding with maturity dates as follows: (i) $1.8 million in May 1997; (ii) $1.7 million in June 1997; (iii) $10 million in October 1997; (iv) $3 million in April 1998; (v) 5.0 million in September 1998 (subject to extension by holder); and (vi) $2.5 million in January 1999.

        The Company's liquidity and capital resources are affected by the trading price of the Company's Common Stock. In view of the recent adverse publicity affecting the non-prime loan market and the decline in the trading price of the Company's Common Stock, management is uncertain as to the likelihood that the holders of the Debentures will convert at their scheduled maturity date. If such Debenture holders decide not to convert, the Company would be required to allocate $13.5 million in liquidity and capital resources towards repayment of principal on such Debentures during 1997.

        The Company has issued 2,913,625 Warrants at exercise prices between $7.50 and $15.00. To date, none of the Warrants have been exercised. If exercised, the Company would receive aggregate gross proceeds of approximately $29.7 million. The exercise price of certain Warrants and the proceeds thereof are subject to decrease by virtue of price protection and adjustment features contained in such Warrants.

        The following table provides a summary of outstanding Warrants.(1)

                                                                     Shares      Proceeds to
Issue Date               Expiration Date        Exercise Price     Issuable(2)  the Company(3)
----------               ---------------        --------------     -----------  --------------

Apr.-Aug. 1995           Apr. 1998              $         9.00     1,360,000       $12,240,000
Nov. 1995-Dec. 1995      Nov. 1998-Dec. 1998             13.50        87,500         1,181,250
Nov. 1995-Feb. 1996      Nov. 1998- Feb. 1999   14.00 to 14.38       282,500         3,962,500
Jul.-Aug. 1995           Jul.-Aug. 1998         12.00 to 12.30        62,500           765,000
Jul.-Dec. 1995           Jul.-Dec. 1998                  15.00       363,625         5,454,375
Mar. 1996                Mar. 1999                       11.50        20,000           230,000
Apr. 1996                Apr. 1999                        7.50       615,000         4,612,500
Apr. 1996                Apr. 2001                        7.50        60,000           450,000
Sep. 1996                Sep. 2001                        7.50       113,500           851,250
                                                                   ---------       -----------
                                                                   2,964,625(4)    $29,746,875(5)
                                                                   =========       ===========


----------
(1) Reflects information as of March 25, 1997.

(2) Represents shares of Common Stock issuable upon exercise of the Warrants.
(3) Represents proceeds to the Company upon the exercise of the Warrants.
(4) Includes 40,000 Warrants in the aggregate issued to Mr. DeVoe and Mr. Jones in connection with joining the Board of Directors.
(5) Includes proceeds of $517,500 from Warrants issued to Mr. DeVoe and Mr. Jones. See Footnote 4.

        Exercise of the Warrants is largely a function of the spread between the trading price of the Company's Common Stock and the exercise price of the Warrants. Thus, there can be no assurances that the future trading prices of the Company's Common Stock will be sufficient to encourage the exercise of a material number of the Warrants in the near term, if at all.

        Exercise of the Warrants is also a function of other factors such as the term of the Warrant and any associated rights of redemption. Substantially all of the outstanding Warrants remain outstanding until 1998 and 1999, and some remain outstanding until 2001. In addition, certain of the Warrants contain features that permit redemption (at $.001 per Warrant) based upon average trading prices of the Company's Common Stock between $15 and $25. Any call for redemption will have the likely effect of causing the exercise of these Warrants.

        Securitization of Loan Contracts. Securitization of Loan Contracts is an integral part of the Company's continuing financing strategy. Securitization:
(i) provides a lower cost of financing; (ii) allows the Company to increase its liquidity; (iii) provides for redeployment of capital; (iv) reduces risks associated with interest rate fluctuations; (v) reduces credit risk; and (vi) properly matches the duration of the financing to the assets financed. The Company uses the net proceeds from a securitization to repay the advances outstanding under its Warehouse Facility, thereby creating availability to purchase additional Loan Contracts. Through March 26, 1997, the Company completed six securitization transactions totaling approximately $370.8 million. The following is a summary of the basic structure of the Company's securitization transactions through March 1997. There can be no assurances, however, that the Company will continue to use this structure for future securitization transactions.

        The Company transfers a pool of Loan Contracts to a trust (the "Trust"), which simultaneously issues one or more classes of securities (the "Securities") backed by the assets of the Trust. The assets of the Trust include the Loan Contracts and a reserve account. Initially, the Company makes a deposit into the reserve account; and thereafter it maintains the reserve account at certain levels (the "Maintenance Level") during the life of the securitization by depositing certain cash flows from the Trust that the Company would otherwise have received. The Company continues to service the Loan Contracts and earns a contractual servicing fee, currently equal to 3.0% per year (the "Contractual Servicing Fee").

        The Securities were rated "A", "BBB" and "BB" in the first three securitization transactions and "A" and "BBB" in the last two securitizations by Duff & Phelps Credit Rating Co. and Fitch Investors Service, L.P., and are sold to investors in a private offering. These Securities carry fixed interest rate coupons, payable quarterly. Generally, all collections of interest and principal from Loan Contracts are used to pay interest due on the Securities and to reduce the principal balance of the Securities. Collections of interest in excess of that required to pay for (i) the interest due on the Securities, (ii) ongoing fees and expenses of the Trust, and (iii) the Contractual Servicing Fees (the "Excess Servicing Cash Flows") are deposited into the reserve account only to the extent necessary to maintain it at the required Maintenance Level. The remaining Excess Servicing Cash Flows, if any, are paid to the Company. In the event that the collections of interest and principal from the Loan Contracts are not sufficient to cover the required distributions of interest and principal on the Securities, the trustee may withdraw funds from the reserve account to make up for the shortfall.

        The Company recognizes a gain on sale of the Loan Contracts from the securitization in an amount equal to (i) the Excess Servicing Receivable from the Trust during the life of the securitization, plus (ii) the net proceeds received from the securitization less the aggregate book value of the Loan Contracts transferred to the Trust. The Excess Servicing Receivable represents the present value of the Excess Servicing Cash Flows after taking into account the Company's estimates for the net credit loss and prepayment on the Loan Contracts in the Trust.

        The gain on sale through securitization has been a significant component of the Company's revenues in each of the quarters in which the securitization transactions have been completed. Management believes that such gain on sale will continue to represent a significant source of the Company's revenues in all financial reporting periods in which the Company completes a securitization. If, for any reason whatsoever, the Company is unable to complete a securitization during a quarter, the Company's revenues for such period would decline. Also, failure to complete a securitization of the Loan Contracts or delays in completing such securitization could further subject the Company to interest rate risk since the Company finances the Loan Contracts through a floating interest rate Warehouse Facility.

        The Company continues to explore alternative structures for the securitization of its Loan Contracts in order to achieve a lower cost of financing and to maximize the net proceeds from the securitization. Management believes that it would lower the cost of financing by structuring the securitization in a manner that results in the issuance of triple-A rated Securities backed by the assets of the Trust, and then by selling such Securities in a public offering. However, there can be no assurance that the Company will be able to achieve this in the near future.

        Public Offering Of Common Stock. In December 1996, the Company completed an underwritten, secondary public offering of 2,500,000 shares of Common Stock at $7.50 per share, which yielded net proceeds of approximately $17.6 million. In January 1997, the Company's underwriters exercised their over allotment option to purchase an additional 375,000 shares of Common Stock at $7.50 per share. The net proceeds to the Company from this sale was approximately $2.6 million.


Uses of Liquidity and Capital Resources:

        Purchase and Financing of Contracts. Purchasing of Contracts represents the most significant cash requirement. The Company funds the purchase price of Loan Contracts primarily through its warehouse and credit facilities. However, because advance rates under the these facilities generally provide for approximately 80% to 90% of the principal of Loan Contracts, the Company is required to fund the remainder of the purchase price with other available cash resources.

        The Company funds the purchase price of Lease Contracts primarily through the $25 million GECC Facility. At December 31, 1996, approximately $24.4 million was outstanding under the GECC Facility. The Company has applied for an increase in this facility to accommodate the growth in the Lease Contract portfolio. The Company has financed the acquisition of approximately $4 million of new Lease Contracts through equity capital at March 25, 1997. In addition, the Company is currently exploring other financing sources and alternatives relative to the acquisition of new Lease Contracts.

        The Company has acquired loans under its Recourse Loan Program for which it is arranging permanent financing. At March 25, 1997, the Company had loans outstanding under the program totaling approximately $4.5 million which had been acquired using the Company's equity capital and for which it is negotiating permanent financing.

        Securitization of Loan Contracts. In connection with the Company's securitization of Loan Contracts, the Company is required to fund cash reserve accounts as credit enhancements to the transactions. The Company funds the reserve accounts through a combination of an initial cash deposit upon the close of each transaction, and through the capture of servicing fees and excess servicing cash flow until these reserve accounts reach predetermined levels. The amount of time required to fully fund each reserve account is dependent on numerous factors, including, but not limited to (i) the size of the initial deposit, (ii) the net interest rate spread, (iii) delinquencies and defaults, and (iv) liquidation of repossessed inventory. Currently, all of the reserve accounts related to the Company's securitizations are building to their required levels. Until such required level is achieved, however, the Company is prohibited from receiving its distribution of contractual and excess servicing cash flows. The Trusts had $14.1 million in restricted cash held in such reserve accounts at December 31, 1996.

        The predetermined level of each reserve account within the securitization trusts may be increased upon the occurrence of certain trigger events, which relate to delinquency, repossession or credit loss rates exceeding certain levels. Under the terms of the securitization transactions, the Company's right to receive cash flows is restricted until a higher level in the reserve account is achieved and/or the events that cause the trigger events cease to occur for a specified period. The occurrence of trigger events adversely affects the Company's liquidity. Three of the Company's securitizations have experienced trigger events. Accordingly, the Company's rights to receive contractual and excess servicing cash flows have been suspended from these three securitizations until such time as the trigger events and/or the required level of reserve account is achieved.

        Repossession Inventory. At December 31, 1996, the Company's level of inventory held for sale, including inventory held for securitizations, was approximately $5.9 million. The rate of liquidation of repossessed inventory impacts cash available to fund the Company's operations. In addition, the inventory turnover rate also impacts the ability to fund reserve accounts within the securitizations, and consequently, the excess cash available for ultimate distribution to the Company.

        Acquisition of SFI. In June 1996, the Company purchased certain assets constituting the business of SFI pursuant to the exercise of an option agreement entered into on August 1, 1995 for the purchase price of $1,000,000, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. The option price of $250,000 paid on August 1, 1995 was credited against the purchase price. This acquisition was recorded utilizing the purchase method of accounting and the Company recognized goodwill in the amount of $3.8 million. In conjunction with the acquisition, the Company entered into a management agreement with the former principals of SFI and retained substantially all of its operating personnel. Since the acquisition, SFI has continued to generate Loan Contract volume comparable to historic levels. While management believes that such levels of Contract volume will continue, there can be no assurances to that effect.

        Stockholder Financing. During June and December 1996, the Company repaid outstanding stockholder loans in the amount of approximately $2.9 million and $2.4 million, respectively. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Loans to the Company."

Effects of Inflation

        Inflationary pressures may have an effect on the Company's internal operations and on its overall business. The Company's operating costs are subject to general economic and inflationary pressures. Operating costs have increased during the past years due primarily to the expansion of the Company's operations. The Company's business is subject to risk of inflation. Significant increases in interest rates that are normally associated with strong periods of inflation may have an impact upon the number of individuals that are likely or able to finance the purchase or lease of an automobile.

Recent Accounting Pronouncements

        In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. However, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125 and amendment of FASB Statement No. 125", defers, for one year, certain provisions of SFAS No. 125. This deferral does not include the provisions of SFAS No. 125 which relate to securitizations. Management does not anticipate a significant impact of the adoption of SFAS No. 125 on the Company's financial position and results of operations.

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS.

        Financial Statements of the Company for the years ended December 31, 1996 and 1995, and specific supplementary financial information are included within Item 13(A) and 13(B) of this Report and may be found at pages F-1 through F-29.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There are no matters to be reported hereunder.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name                     Age          Positions with the Company
----                     ---          --------------------------

Robert R. Bartolini      53           Chairman of the Board, President and Chief Executive
                                      Officer of NAL; Chairman and Chief Executive Officer
                                      of NAC

John T. Schaeffer        50           Director and Executive Vice President of NAL;
                                      Director, President and Chief Operating Officer of NAC

Robert J. Carlson        41           Vice President and Principal Accounting Officer of
                                      NAL and NAC

Dennis R. LaVigne        52           Vice President and Treasurer of NAL and NAC

Ngaire E. Cuneo(1)(2)    45           Director

James F. DeVoe(1)(2)     52           Director

David R. Jones(1)(2)     48           Director

----------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

        The Company's Certificate of Incorporation provides for the division of the Board of Directors into three classes, with each class to be as nearly equal in number of directors as possible. At each annual meeting of the stockholders, the successors to the class of directors whose term expires at the time are elected to hold office for a term of three years and until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. The terms of office expire as follows: Ms. Cuneo and Mr. DeVoe, 1997; Mr. Jones and Mr. Schaeffer, 1998; and Mr. Bartolini, 1999.

        Officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships among the directors or executive officers. In August 1995 the Company established an Audit Committee, and in May 1996 the Company established a Compensation Committee.

        The following is a summary of the business experience of the Company's directors and executive officers during the past five years and their directorships, if any, with companies with a class of securities registered with the Securities and Exchange Commission:

        Robert R. Bartolini. Mr. Bartolini has been Chairman and Chief Executive Officer of the Company since its inception in 1991 and became President in conjunction with the Merger in November 1994. Prior to founding NAL Financial Group Inc., he was President and Chief Operating Officer of Financial Federal Savings & Loan Association ("FinFed" - Miami, Florida), a $1.8 billion mutual savings and loan. From 1984 to 1987, Mr. Bartolini was Executive Vice President at CenTrust Savings Bank, an $11 billion institution based in Miami, Florida, with 60 branches. Prior to 1984, Mr. Bartolini was with First Pennsylvania Bank, NA (assets of $6 billion; 75 branches), where he served as Senior Vice President. Mr. Bartolini serves as a member of the Board of Directors of J.D. Byrider Systems, Inc., from which the Company operates the JDBR Franchise.

        John T. Schaeffer. Mr. Schaeffer has been President and Chief Operating Officer of NAC since its inception. He became a director of the Company in conjunction with the Merger and became Executive Vice President in May 1996. Prior to joining the Company, Mr. Schaeffer was President and Chief Operating Officer of FinancialFed Services, Inc., the automobile lease origination and servicing unit of FinFed. From 1986 through 1989, Mr. Schaeffer was Executive Vice President and Chief Operating Officer of CenTrust Leasing Corporation, the leasing unit of CenTrust Savings Bank, where he was responsible for the overall activities of the leasing subsidiary. Prior to 1986, he was with First Pennsylvania Bank, N.A., where he served as Vice President for 16 years.

        Robert J. Carlson. Mr. Carlson has been Vice President and Principal Accounting Officer of the Company since April 1992. Prior to joining the Company in 1992, Mr. Carlson served four years as Senior Vice President - Controller of FinFed. Prior to 1992, he served as Senior Vice President and Chief Financial Officer of Miami Savings Bank, a $175 million asset savings institution in Miami, Florida. Mr. Carlson also served three years at CenTrust as Vice President - Accounting Operations and Reporting, and six years as an auditor at Deloitte Haskins & Sells (now Deloitte & Touche LLP). He is a certified public accountant and holds a Bachelor of Science Degree in business administration from the University of Florida.

        Dennis R. LaVigne. Mr. LaVigne has been Vice President and Treasurer of the Company since August 1995. Mr. LaVigne has substantial experience in the automobile finance industry, having served as Senior Vice-President of Union Acceptance Corporation (an automobile finance company) from December 1993 to September 1994; an independent consultant to the industry from October 1994 to August 1995; and having previously served as Senior Vice President Asset/Liability Manager of Union Federal Savings Bank of Indianapolis from 1989 to December 1993. Prior to joining Union Federal, Mr. LaVigne held positions with Columbia Savings, a federal savings and loan association, from 1981 to 1989, including Senior Vice President, Chief Investment Officer, Treasurer and Asset/Liability Committee Chairman. Mr. LaVigne holds a Ph.D. in economics from the University of Illinois.

        Ngaire E. Cuneo. Ms. Cuneo has been a director of the Company since April 1996. She has been Executive Vice President, Corporate Development, of Conseco, Inc., a financial services holding company, since 1992. From 1986 to 1992, Ms. Cuneo was Senior Vice President and Corporate Officer of General Electric Capital Corporation. Ms. Cuneo is also a director of Conseco, Inc., Bankers Life Holding Corporation, American Life Holdings, Inc., American Life Holding Company and Duke Realty Investments, Inc. See "Material Stockholder Arrangements."

        James F. DeVoe. Mr. DeVoe has been a director of the Company since March 1996. He is the founder, Chief Executive Officer and Chairman of the Board of Directors of J.D. Byrider Systems, Inc. ("J.D. Byrider"), a used vehicle-operation franchiser since 1989 with 86 franchised and 4 company-owned locations in 28 states. The Company operates the JDBR Franchise as a franchisee of J.D. Byrider. Mr. DeVoe has been President and Chairman of the Board of DeVoe Chevrolet Cadillac, Inc., an automobile dealership, since 1975. Mr. DeVoe holds a Bachelor of Science Degree and a Masters Degree in business from Indiana University.

        David R. Jones. Mr. Jones has been a director of the Company since February 1996. He has been President and Chief Executive Officer of DR Jones Financial, Inc., a privately-held consulting firm since its formation in September 1995. Prior to forming DR Jones Financial, Inc., Mr. Jones was Senior Vice President - Asset Backed Finance of Greenwich Capital Markets, Inc. from 1989 to 1995. Mr. Jones served as a Managing Director of The First Boston Corporation, an investment banking firm, from 1982 to 1989 and as Manager - Product Development of General Electric Credit Corp., an asset-based lender and financial services company, from 1981 to 1982. Mr. Jones is a graduate of Harvard College and has a Masters Degree in business administration from The Amos Tuck School of Business Administration.

Directors' Fees

        The employee-directors of the Company receive no fees or other compensation in connection with their services as directors. Mr. Jones and Mr. DeVoe were each granted Warrants to purchase 20,000 shares of the Company's Common Stock in connection with joining the Board of Directors. See "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plans." The non-employee directors each receive $1,000 for each meeting of the Board and any committee meeting attended in person and $500 for each meeting attended telephonically.

Compliance with Section 16(a) of the Securities Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the corporation's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission. The Company believes that during the year ended December 31, 1996 all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION



                     SUMMARY COMPENSATION TABLE                Annual Compensation(1)       Long-Term Compensation
                                                         -------------------------------------------------------------
                                                                                            Awards        Payouts
                                                                                        ------------------------------
                                                                                          Securities
                                                                   Salary      Bonus      Underlying      All Other
Name and Position                                        Year        ($)       ($)      Options/SARs(#) Compensation
----------------------------------------------------------------------------------------------------------------------
Robert R. Bartolini                                      1996     $300,000         $0          0        $30,900(6)
   Chairman of the Board, President and                  1995     $300,000         $0     50,000(4)     $30,900(6)
   Chief Executive Officer of NAL;                       1994     $281,916   $298,985     75,000(2)     $30,900(6)
   Chairman and Chief Executive Officer
   of NAC

John T. Schaeffer                                        1996     $160,000        $0           0        $10,300(6)
   Director and Executive Vice President                 1995     $160,000        $0      25,000(4)     $10,300(6)
   of NAL; President and Chief Operating                 1994     $160,000        $0      40,000(3)     $10,300(6)
   Officer of NAC

Robert J. Carlson                                        1996      $80,000        $0           0             $0
   Vice President and Principal Accounting               1995      $80,000        $0      15,000(4)          $0
   Officer of NAL and NAC                                1994      $74,231   $86,015      15,000(3)          $0


Dennis R. LaVigne                                        1996     $150,000        $0           0             $0
   Vice President and Treasurer of NAL                   1995      $48,461        $0      25,000(5)          $0
   and NAC


----------

(1) Based upon the fiscal years ended December 31, 1996, 1995 and 1994.

(2) Represents stock options granted as of December 15, 1994 pursuant to the Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan"), of which 66,666 options vest pro-rata over four years commencing January 1, 1996 and 8,334 options vest pro-rata over three years commencing January 1, 1996.

(3) Represents stock options granted as of December 15, 1994 pursuant to the 1994 Plan, which vest pro-rata over three years commencing January 1, 1996.

(4) Represents stock options granted as of December 6, 1995 pursuant to the 1994 Plan, which vest pro-rata over three years commencing January 1, 1997.

(5) Represents stock options granted as of December 6, 1995 pursuant to the 1994 Plan, which vest on December 6, 1998.

(6) Represents insurance premiums on whole life insurance policies paid by the Company for the benefit of the named executive officer.

        The Company did not grant any options to purchase Common Stock to the named executive officers during the year ended December 31, 1996.


                AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY- END OPTIONS/SAR VALUES

                                                                             Number of Securities                Value
                                                                                  Underlying                of Unexercised
                                              Shares                        Unexercised Options/SARs   In-the-Money Options/SARs
                                             Acquired                            at FY-End (#)               at FY-End($)
                Name                       on Exercise(#) Value Realized Exercisable/Unexercisable(1) Exercisable/Unexercisable(1)
----------------------------------------------------------------------------------------------------------------------------------
Robert R. Bartolini,                             -0-           -0-           19,445(E)/105,555(U)       $60,584(E)/$171,667(U)
   Chairman of the Board, President and
   Chief Executive Officer of NAL;
   Chairman and Chief Executive Officer
   of NAC

John T. Schaeffer                                -0-           -0-           13,333(E)/51,667(U)          $48,400(E)/$96,800(U)
   Director and Executive Vice President
   of NAL; President and Chief Operating
   Officer of NAC

Robert J. Carlson                                -0-           -0-            5,000(E)/25,000(U)          $18,150(E)/$36,300(U)
   Vice President and Principal Accounting
   Officer of NAL and NAC

Dennis R. LaVigne                                -0-           -0-                0(E)/25,000(U)              $0(E)/$0(U)
   Vice President and Treasurer of NAL
   and NAC

----------
(1) Based upon the closing price of the Company's Common Stock ($9.63 per share) as of December 31, 1996 on the Nasdaq National Market.

Employment Arrangements

        Effective November 30, 1994, the Company entered into an employment agreement with Mr. Robert R. Bartolini. Such agreement, as subsequently amended, provides for a base salary of $300,000 per year together with discretionary bonuses, if any, to be declared by the Board of Directors. The agreement also provides for certain benefits, including vacation, life and disability insurance, use of an automobile and certain related expenses, certain other expenses and stock option plan participation, as well as a confidentiality agreement and a two-year noncompetition agreement in favor of the Company. This agreement provides for an initial term of three years and is annually renewable for successive three-year periods unless either Mr. Bartolini or the Company provides at least 60 days' notice of an intent not to renew. The agreement provides that the Company may terminate Mr. Bartolini's employment at any time with or without cause and that Mr. Bartolini may terminate the agreement upon written notice on the earlier of one year from the date of such notice or 90 days after his replacement is hired by the Company. If Mr. Bartolini's employment were to be terminated by the Company without cause, he generally would receive his base salary and benefits for the remainder of the term of the agreement. If he were to be terminated because substantially all of the assets of the Company are sold or a controlling interest in the
 Company is sold, Mr. Bartolini would receive an additional payment of 299% of his base salary unless the agreement is assumed by the buyer or Mr. Bartolini is offered substantially identical duties and compensation with the buyer for at least the remaining term of the agreement. Mr. Bartolini may not cause the agreement to terminate prior to three years from the date of the agreement.

Stock Option Plans

        The Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan") covers 1,000,000 shares of the Company's Common Stock. Under its terms, officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as non-qualified stock options and stock appreciation rights ("SARs"). The 1994 Plan is administered by the Board of Directors or a committee consisting of no less than three members designated by the Board of Directors. Incentive stock options granted under the 1994 Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price that is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1994 Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or a committee designated by the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for the appreciation in the Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or committee designated by the Board of Directors.

        Incentive stock options granted under the 1994 Plan are non-transferable, except upon death, by will or by operation of the laws of descent and distribution, and may be exercised during the employee's lifetime only by the optionee. There is no limit on the number of shares with respect to which options may be granted under the 1994 Plan to any participating employee. However, under the terms of the 1994 Plan, the aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of the Company and any parent and subsidiary corporation of the Company) may not exceed $100,000.

        Options granted under the 1994 Plan may be exercised within 12 months after the date of an optionee's termination of employment by reason of his death or disability, or within three months after the date of termination by reason of retirement or voluntary termination approved by the Board of Directors, but only to the extent the option was otherwise exercisable at the date of termination.

        The 1994 Plan provides that, in general, the Board of Directors or the Administrative Committee of the 1994 Plan, shall, consistent with the Plan, determine the terms and conditions, including vesting provisions, of any option granted under the 1994 Plan, and may accelerate the exercisability of any option.

        The 1994 Plan will expire on November 1, 2004, unless terminated earlier by the Board of Directors. The 1994 Plan may be amended by the Board of Directors without stockholder approval, except that, in general, no amendment that increases the maximum aggregate number of shares that may be issued under the 1994 Plan, decreases the minimum exercise price of options provided under the Plan, or changes the class of employees who are eligible to participate in the 1994 Plan, shall be made without the approval of a majority of the stockholders of the Company.

        As of March 25, 1997, the Company had 500,166 options outstanding. The outstanding options include 245,000 options granted to executive officers. See "Options/SAR Grants in Last Fiscal Year Table." The outstanding options do not include 65,000 options granted by the Company in connection with the exercise of the SFI purchase option. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

        The Company's Directors' 1996 Stock Option Plan (the "Directors' Plan") covers 250,000 shares of the Company's Common Stock and provides for the grant of non-qualified stock options and related SARs to the Company's non-employee directors. The Directors' Plan is administered by the Board of Directors or a committee appointed by the Board of Directors consisting of at least three of its members.

        Options are granted at the discretion of and on such terms and conditions as are determined by the Board of Directors at the time the option is granted. Options granted under the Directors' Plan are exercisable at such prices, times and in such amounts as the Board of Directors will determine, but in no case will the exercise price be less than the fair market value of a share of Common Stock on the date of grant. The Board of Directors may accelerate the date or dates on which some or all of the options outstanding under the Directors' Plan may be exercised.

        Options granted under the Directors' Plan are non-transferable except upon death, by will, or by operation of the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee, or in the case of the legal incapacity of the optionee, the optionee's legal representative.

        In the event a person ceases to be a director of the Company by reason other than death, incapacity or for cause, options granted under the Directors' Plan are exercisable only if and to the extent that they were exercisable on the date of such termination, only within the 30-day period following such termination and, in no event, after the expiration of the exercise period of the particular option. If a director is terminated for cause, as determined by the Board of Directors in its sole discretion, options granted under the Directors' Plan shall be forfeited. Upon the death or legal incapacity of a director, options previously granted under the Directors' Plan and exercisable on the date of death or incapacity, as applicable, may be exercised within twelve months after the date of death or in capacity, as applicable.

        The Directors' Plan was approved by the Board of Directors of the Company on November 20, 1996 and expires on November 20, 2006. The Directors' Plan may be altered, suspended or terminated by the Board of Directors at any time, provided that no change which would have a material adverse effect upon any option previously granted will be made unless the consent of the optionee is obtained. As of March 25, 1997, the Company had 40,000 options outstanding under the Directors' Plan which were granted to Messrs. DeVoe (20,000) and Jones (20,000).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


        The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 25, 1997 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of any class of the Company's Common Stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and each of the named executive officers; and (iv) the Company's directors and executive officers as a group.


                                                          Shares Beneficially
                                                        Owned and of Record(1)
                                                   ------------------------------
Name and Address                                      Number              Percent
--------------------------------------------------------------------------------
Robert R. Bartolini
500 Cypress Creek Road West, Suite 590             2,254,754(2)           21.48%
Fort Lauderdale, FL  33309

John T. Schaeffer
500 Cypress Creek Road West, Suite 590               331,581(3)            3.16%
Fort Lauderdale, FL  33309

Robert J. Carlson
500 Cypress Creek Road West, Suite 590                75,196(4)                *
Fort Lauderdale, FL   33309

Dennis R. LaVigne
500 Cypress Creek Road West, Suite 590                    --(5)                *
Fort Lauderdale, FL  33309

Ngaire E. Cuneo
745 Fifth Avenue, Suite 2700                              --(6)                *
New York, NY  10151

James F. DeVoe
5780 West 71st Street                                 20,000(7)                *
Indianapolis, IN  46278

David R. Jones
2 Ocean Avenue                                        23,000(8)                *
Scituate, MA  02066-1624

Conseco, Inc.
11815 N. Pennsylvania Street                       2,028,333(9)(13)        16.26%
P.O. Box 1911
Carmel, IN 46032

Florence Karp
3418 Sansom Street                                 1,440,303(10)          12.25%
Philadelphia, PA  19104

Merrill Lynch Asset Management(13)
800 Scudders Mill Road                               780,165(12)(13)       6.95%
Plainsboro, NJ  08536

All Directors and Officers
as a group (7 persons)                             2,704,531              25.54%


----------
*Represents less than 1%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares that each person has the right to acquire within 60 days through the exercise of options, warrants or debentures, pursuant to
    Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Exchange Act. Percentage of ownership is based on 10,443,395 shares of Common Stock outstanding as of March 25, 1997.

(2) Includes 1,886,245 shares held by Robert R. Bartolini and Marcia G. Bartolini, Co-Trustees of the Robert R. Bartolini Revocable Trust dated July 27, 1992, 210,000 shares of which are subject to options granted by Mr. Bartolini during May 1995. Also includes 48,931 shares presently held by English, McCaughan & O'Bryan, P.A. pursuant to the terms of the Voting Trust Agreement. See "Material Voting Arrangements." Includes 264,022 shares held by Marcia G. Bartolini and Robert R. Bartolini, Co-Trustees of the Marcia G. Bartolini Revocable Trust dated July 27, 1992. Does not include 50,000 shares owned beneficially by Edward M. Bartolini, the adult brother of Robert R. Bartolini. Also does not include 264,022 shares held by George Schnabel, Trustee of the Robert R. Bartolini and Marcia G. Bartolini Irrevocable Trust dated July 27, 1992. Includes vested Incentive Stock Options to purchase 55,556 shares of Common Stock granted in December 1994 and December 1995. Does not include Incentive Stock Options to purchase 69,444 shares of Common Stock granted in December 1994 and December 1995, which have not vested. See "ITEM 10. EXECUTIVE COMPENSATION."

(3) Includes 5,552 shares held by English McCaughan & O'Bryan, P.A. for the benefit of Mr. Schaeffer pursuant to the terms of the Voting Trust Agreement. See "Material Voting Arrangements." Includes

     35,001 vested Incentive Stock Options granted to Mr. Schaeffer in December 1994 and December 1995. Does not include 29,999 Incentive Stock Options granted to Mr. Schaeffer in December 1994 and December 1995, which remain subject to vesting. Includes 4,952 shares held by Mr. Schaeffer's spouse. See "ITEM 10. EXECUTIVE COMPENSATION".

(4) Includes 9,652 shares held by English, McCaughan & O'Bryan, P.A. for the benefit of Mr. Carlson pursuant to the terms of the Voting Trust Agreement. See "Material Voting Arrangements." Includes 15,000 vested Incentive Stock Options granted to Mr. Carlson in December 1994 and December 1995. Does not include 15,000 Incentive Stock Options granted to Mr. Carlson in December 1994 and December 1995, which remain subject to vesting. See "ITEM 10. EXECUTIVE COMPENSATION."

(5) Does not include 25,000 Incentive Stock Options granted to Mr. LaVigne in December 1995, which remain subject to vesting. See "ITEM 10. EXECUTIVE COMPENSATION."

(6) Ms. Cuneo joined the Board of Directors effective April 23, 1996 in conjunction with the sale by the Company of certain Debentures. See "Material Stockholder Arrangements."

(7) Includes Warrants to purchase 20,000 shares of Common Stock at an exercise price of $11.50 per share granted to Mr. DeVoe in connection with his appointment as a director on March 11, 1996.

(8) Includes 20,000 options granted to Mr. Jones in connection with his appointment as a director on February 5, 1996, which have vested.

(9) Represents 515,000 shares issuable upon the exercise of Warrants held by Conseco, Inc. Also includes 756,667 shares of Common Stock (666,667 shares representing principal and 90,000 shares representing interest at maturity) issuable upon conversion, if at all, of $5 million principal amount of Debentures held by Great American Reserve Insurance Company ("GARCO") and 756,666 shares of Common Stock (666,666 shares representing principal and 90,000 shares representing interest at maturity) issuable upon the conversion, if at all, of $5 million principal amount of Debentures held by Beneficial Standard Life Insurance Company ("BSLIC"). GARCO and BSLIC are wholly-owned subsidiaries of Conseco, Inc. (the "Conseco Subsidiaries"). This table has been prepared assuming a fixed $7.50 conversion price for the Debentures. Additional shares may be issued to the holders of the Debentures upon conversion based on a conversion price equal to the lesser of: (i) $7.50; and (ii) 80% of the closing bid price of the Company's Common Stock on the date of conversion. If such Debentures were converted based upon the closing price of $3.375 as of March 25, 1997, 2,690,370 additional shares would be issued to the holders.

(10) As custodian for Ms. Karp's minor grandchildren.

(11) Includes 103,333 shares of Common Stock. Also includes 625,000 shares of Common Stock issuable upon the exercise, if at all, of Warrants. Includes 711,970 shares of Common Stock (560,606 shares representing principal and 151,364 shares representing interest at maturity) issuable upon the conversion, if at all, of $5.5 million principal amount of Debentures. This table has been prepared assuming a fixed $9.00 conversion price for $3.0 million principal amount of the Debentures. Additional shares may be issued to the holder upon conversion based on a conversion price equal to the lesser of: (i) $9.00 per share; and (ii) 75% of the closing bid price of the Company's Common Stock on the date of conversion. If such Debentures were converted on the basis of a market price of $3.375 as of March 25, 1997, 1,082,383 additional shares would be issued to the holder.

(12) Represents 366,667 shares of Common Stock issuable upon conversion, if at all, of $2.75 million principal amount of Debentures and 62,425 shares of Common Stock issuable upon the exercise of Warrants held by Convertible Holdings, Inc. Also represents 300,000 shares of Common Stock issuable upon conversion, if at all, of $2.25 million principal amount of Debentures and 51,075 shares of Common Stock issuable upon the exercise of Warrants held by Merrill Lynch World Income Fund, Inc. Convertible Holdings, Inc. is advised by Merrill Lynch Asset Management, an investment adviser registered under the Investment Advisers Act of 1940 ("MLAM"). Merrill Lynch World Income Fund, Inc. is advised by Fund Asset Management, Inc., an investment adviser registered under the Investment Advisers Act of 1940 ("FAM"). FAM and MLAM are affiliates and both disclaim beneficial ownership of the Common Stock referred herein. This table has been prepared assuming a fixed $7.50 conversion price for the Debentures. Additional shares may be issued to the holders upon conversion based on a conversion price equal to the lesser of: (i) $7.50 per share; and (ii) 80% of the closing bid price of the Company's Common Stock on the date of conversion. If such Debentures were converted based upon the closing price of $3.375 as of March 25, 1997, 1,185,185 additional shares would be issued to the holders.

(13) In connection with the issuance of these Debentures and Warrants, the Company granted price protection to the holder(s) such that in the event the Company issues securities during the term of the Debentures and Warrants at an issuance price of less than $7.50 per share, the conversion price of such Debentures would be reduced to the lesser of: (i) the issuance price of such securities; and (ii) 80% of the closing bid price of the Company's Common Stock on the date of conversion. This provision may result in the issuance of additional shares of Common Stock upon the conversion of the Debentures and a decrease in the proceeds to the Company upon the exercise of the Warrants. The exercise prices of the Warrants are also adjustable on an immediate or cumulative basis, as applicable, based upon the issuance price of such additional securities.

Material Voting Arrangements

        Concurrent with the completion of the Merger, as of November 30, 1994, Messrs. Bartolini, Schaeffer and Carlson entered into a Voting Trust Agreement (the "Voting Trust Agreement") pursuant to which 400,000 shares were placed in a voting trust. The Voting Trust Agreement provides that, on any matter requiring stockholder vote, the trustee will vote such shares in the same percentage as the other then issued and outstanding shares of Common Stock are voted. Such shares may be released from the Voting Trust Agreement pursuant to an earn-out formula whereby for the years ended 1995, 1996 and 1997, 10,000 trust shares will be released for each $150,000 of cumulative net income after taxes of the Company up to $3,000,000 and 5,000 shares will be released for each $150,000 of cumulative net income after taxes in excess of $3,000,000, less the number of trust shares previously transferred to the stockholders under this formula. The trust shares will be released pro rata in accordance with the number of trust shares beneficially owned by each stockholder. As of September 30, 1996, all of the shares had been earned. If the shares are not released pursuant to the earn-out formula within three years, such shares will be canceled. The trustee under the Voting Trust Agreement is English, McCaughan & O'Bryan, P.A., counsel to the Company.

Material Stockholder Arrangements

        In connection with the purchase of $10 million principal amount of Debentures in April 1996, the Conseco Subsidiaries are entitled to designate a nominee to the Company's Board of Directors and the Audit Committee of the Board of Directors pursuant to the terms of the agreements governing such Debentures. Ms. Ngaire E. Cuneo, an executive officer and director of Conseco and the Conseco Subsidiaries, is the designated nominee. Pursuant to these arrangements, Messrs. Bartolini and Schaeffer entered into a Stockholders' Agreement as of April 23, 1996 with the Company, pursuant to which they agreed to certain limitations upon the resale of their shares of Common Stock until October 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to the Company

        Mr. Robert R. Bartolini, Chairman and Chief Executive Officer of the Company, has on occasion provided advances at market interest rates to the Company.

        In order to provide it with additional working capital, Mr. Bartolini advanced approximately $1.0 million to the Company on June 30, 1995 and later increased this amount to approximately $2.9 million during December 1995. The advance was repaid in full as of June 30, 1996. During November 1996, Mr. Bartolini provided advances totaling $2,413,869 to the Company, which were repaid as of December 31, 1996 from the proceeds of the Company's underwritten secondary offering of Common Stock. These advances bore interest at a fixed rate of 11%.

Transaction with Affiliate of Former Director

        Mr. Andrew Panzo was a member of the Company's Board of Directors from August 1995 until his resignation in March 1996. Following the Merger, American Maple Leaf Financial Corporation ("AMLF"), an affiliate of Mr. Panzo, rendered certain investment banking advisory services to the Company for which AMLF received 33,000 common stock purchase warrants. The Warrants permit the purchase of additional shares at an exercise price of $9.00 per share through the later of May 1996 or the registration of the underlying shares of Common Stock.

        During April 1995, AMLF purchased $1,200,000 principal amount of 9% Convertible Subordinated Debenture Units for an aggregate purchase price of $1,200,000. $810,000 principal amount of these Debenture Units, as well as the accrued interest due thereon, was converted into 95,692 shares of the Company's Common Stock during January 1996. The remaining principal amount of these Debenture Units ($390,000) was converted in April 1996.

Sale of Boat to Executive Officer

        In October 1994, the Company sold a repossessed boat to Mr. John T. Schaeffer, a director of NAL and President and Chief Operating Officer of NAC, in consideration for a note in the amount of $89,000, which bore interest at 10% per annum for a period of one year, and the offset by the Company of $21,000 payable to Mr. Schaeffer. The note was repaid prior to June 30, 1995. In management's opinion, the sale was at the approximate fair market value of the boat.

Grant of Options and Warrants

        In December 1994 and December 1995, the Company granted certain options to purchase shares of the Company's Common Stock to executive officers under the Company's 1994 Plan. See "ITEM 10. EXECUTIVE COMPENSATION." In conjunction with the appointment of Mr. Jones to the Board of Directors on February 5, 1996, the Company granted to him 20,000 options to purchase Common Stock purchase warrants with an exercise price of $14.38 per share. In conjunction with the appointment of Mr. DeVoe to the Board of Directors on March 11, 1996, the Company granted to him 20,000 options to purchase Common Stock with an exercise price of $11.50 per share. The options held by Messrs. DeVoe and Jones are covered by the Directors' Plan.

Relationship With J.D. Byrider Systems, Inc.

        Mr. Bartolini, Chairman and Chief Executive Officer of the Company, serves as a member of the Board of Directors of J.D. Byrider, from which the Company operates the JDBR Franchise. Mr. James F. DeVoe, a director of the Company, is the Chairman and Chief Executive Officer of J.D. Byrider.

Travel Services

        IYS Travel, Inc. ("IYS"), a travel agency of which the spouse of Mr. Robert Bartolini is a principal stockholder, provides business and personal travel services to the Company and its employees at prevailing market prices. IYS receives customary industry commissions from airlines, hotels, and cruise agencies for services provided. During the years ended December 31, 1996 and 1995, the Company paid IYS approximately $217,000 and $105,000, respectively, for airline tickets booked by IYS for travel by the Company's employees at the prevailing prices charged by the airlines.



                                    PART IV

ITEM 13.        FINANCIAL STATEMENTS AND EXHIBITS AND REPORT ON FORM 8-K.

(a)     The following documents are filed as part of this Report:                       Page

        1. Financial Statements filed as part of this Report:

        Report of Independent Certified Public Accountants.............................  F-1

        Consolidated Balance Sheets as of December 31,
        1996 and December 31, 1995.....................................................  F-2

        Consolidated Statements of Operations for the Years
        Ended December 31, 1996 and 1995...............................................  F-3

        Consolidated Statement of Changes in Stockholders' Equity for the Years
        Ended December 31, 1996 and 1995...............................................  F-4

        Consolidated Statements of Cash Flows for the Years Ended December 31,
        1996 and 1995..................................................................  F-5

        Notes to Consolidated Financial Statements.....................................  F-7

(b)     The following Exhibits are filed as part of this Report:


     Exhibit No.                     Description                                            Method of Filing
     -----------                     -----------                                            ----------------

2.1                 Merger Agreement between the shareholders of      Incorporated by reference to Exhibit 2.1 to the
                    NAL Financial Group Inc., NAL Financial           Registrant's Form 8-K filed under the Exchange Act on
                    Group Inc., and the Registrant dated October      December 8, 1994 (the "Form 8-K")
                    4, 1994 and as amended, November 30, 1994

3.1                 Certificate   of    Incorporation    of   the     Incorporated by reference to Exhibit 3.1 to the
                    Registrant, as amended December 1, 1994           Registrant's Registration Statement on Form SB-2 filed
                                                                      under the Securities Act on January 31, 1995, Registration
                                                                      No. 33-88966 (the "January 1995 Registration Statement")

3.2                 Certificate  of Amendment to  Certificate  of     Incorporated by reference to Exhibit 3.3 to the
                    Incorporation  of the  Registrant  dated  May     Registrant's Quarterly Report on Form 10-QSB for the period
                    31, 1996                                          ended June 30, 1996 ("June 1996 10-QSB")

3.3                 Amended   and   Restated    Bylaws   of   the     Incorporated by reference to Exhibit 3.4 to the June 1996
                    Registrant dated May 31, 1996                     10-QSB

4.1                 Copy of Specimen Common Stock Certificate         Incorporated by reference to Exhibit 4.1 to the January
                                                                      1995 Registration Statement

4.2                 Form of 9% Subordinated Convertible Debenture     Incorporated by reference to Exhibit 4.2 to the
                                                                      Registration Statement on Form SB-2, Registration No.
                                                                      33-97948, filed on October 25, 1995 (the "October 1995
                                                                      Registration Statement")

4.3                 Form of Common Stock Purchase Warrant             Incorporated by reference to Exhibit 4.3 to the October
                                                                      1995 Registration Statement

4.4                 Form of Common Stock Purchase Warrant             Incorporated by reference to Exhibit 4.4 of the October
                                                                      1995 Registration Statement



4.5                 Securities  Purchase  Agreement  between  NAL     Incorporated by reference to Exhibit 4.5 to the
                    Financial  Group  Inc.,  Beneficial  Standard     Registrant's Quarterly Report on Form 10-QSB for the period
                    Life  Insurance  Company  and Great  American     ended March 31, 1996 ("March 1996 10-QSB")
                    Reserve  Insurance  Company dated as of April
                    23, 1996

4.6                 9% Subordinated  Convertible Debenture in the     Incorporated by reference to Exhibit 4.12 to the March 1996
                    principal  amount of  $5,000,000  payable  to     10-QSB
                    Great American Reserve Insurance Company

4.7                 9% Subordinated  Convertible Debenture in the     Incorporated by reference to Exhibit 4.7 to the March 1996
                    principal  amount of  $5,000,000  payable  to     10-QSB
                    Beneficial Standard Life Insurance Company

4.8                 Common  Stock  Purchase  Warrant  granted  to     Incorporated by reference to Exhibit 4.8 to the March 1996
                    Conseco, Inc. ($12.625)                           10-QSB

4.9                 Common  Stock  Purchase  Warrant  granted  to     Incorporated by reference to Exhibit 4.9 to the March 1996
                    Conseco, Inc. ($14.52)                            10-QSB

4.10                Stockholders'  Agreement  entered  into as of     Incorporated by reference to Exhibit 4.10 to the March 1996
                    April  23,  1996  among NAL  Financial  Group     10-QSB
                    Inc.,   Beneficial  Standard  Life  Insurance
                    Company and Great American Reserve  Insurance
                    Company

4.11                Registration  Rights  Agreement  between  NAL     Incorporated by reference to Exhibit 4.11 to the March 1996
                    Financial Group Inc. and Conseco, Inc.            10-QSB

4.12                Registration  Rights  Agreement  between  NAL     Incorporated by reference to Exhibit 4.12 to the March 1996
                    Financial  Group  Inc.,  Beneficial  Standard     10-QSB
                    Life  Insurance  Company  and Great  American
                    Reserve Life Insurance Company

4.13                Form of  Amended  and  Restated  Registration     Incorporated by reference to Exhibit 4.13 to the June 1996
                    Rights Agreement                                  10-QSB


4.14                Securities  Purchase  Agreement  between  NAL     Incorporated by reference to Exhibit 4.14 to the
                    Financial  Group Inc. and Merrill Lynch World     Registrant's Quarterly Report on Form 10-QSB for the period
                    Income Fund, Inc. and  Convertible  Holdings,     ended September 30, 1996 ("September 1996 10-QSB")
                    Inc. dated September 12, 1996

4.15                10%  Subordinated  Convertible  Debenture  in     Incorporated by reference to Exhibit 4.15 to the September
                    the principal  amount of  $2,250,000  payable     10-QSB
                    to Bridge Rope & Co.

4.16                10%  Subordinated  Convertible  Debenture  in     Incorporated by reference to Exhibit 4.16 to the September
                    the principal  amount of  $2,750,000  payable     10-QSB
                    to Kane & Co.

4.17                Common  Stock  Purchase  Warrant  granted  to     Incorporated by reference to Exhibit 4.17 to the September
                    Bridge Rope & Co.                                 10-QSB

4.18                Common  Stock  Purchase  Warrant  granted  to     Incorporated by reference to Exhibit 4.18 to the September
                    Kane & Co.                                        10-QSB

4.19                Registration  Rights  Agreement  between  NAL     Incorporated by reference to Exhibit 4.19 to the September
                    Financial  Group Inc. and Merrill Lynch World     10-QSB
                    Income Fund, Inc. and  Convertible  Holdings,
                    Inc. dated September 12, 1996

9.1                 Voting Trust  Agreement by and among English,     Incorporated by reference to Exhibit 2.2 to the Form 8-K
                    McCaughan   &   O'Bryan,    P.A.,   John   T.
                    Schaeffer,   Robert   J.   Carlson   and  The
                    Robert R.      Bartolini     Trust,     dated
                    November 30, 1994

10.1                Loan and Security  Agreement between Congress     Incorporated by reference to Exhibit 10.2 to the January
                    Financial   Corporation  and  the  Registrant     1995 Registration Statement
                    dated March 16, 1993

10.2                Program   Agreement  between  NAL  Acceptance     Incorporated by reference to Exhibit 10.3 to the October
                    Corporation  and  General   Electric  Capital     1995 Registration  Statement
                    Auto Lease, Inc. dated July 1, 1995

10.3                Amended  and   Restated   Loan  and  Security     Incorporated by reference to Exhibit 10.4 to the January
                    Agreement  between General  Electric  Capital     1995 Registration Statement
                    Corporation  and NAL  Acceptance  Corporation
                    dated September 28, 1994


10.4                Loan  Purchase   Agreement   between  Fairfax     Incorporated by reference to Exhibit 10.5 to the January
                    Savings   Bank  and  the   Registrant   dated     1995 Registration Statement
                    October 6, 1994

10.5                Participation   Agreement   between   Fairfax     Incorporated by reference to Exhibit 10.6 to the January
                    Savings,  FSB and NAL Acceptance  Corporation     1995 Registration Statement
                    dated December 14, 1993

10.6                Employment   Agreement  by  and  between  the     Incorporated by reference to Exhibit 10.7 to the October
                    Registrant  and  Robert R.   Bartolini  dated     1995 Registration Statement
                    November 30, 1994

10.7                Lease    Agreement   by   and   between   NAL     Incorporated by reference to Exhibit 10.8 to the October
                    Acceptance  Corporation and The  Northwestern     1995 Registration Statement
                    Mutual   Life    Insurance    Company   dated
                    October 2,   1991,   as   modified  by  Lease
                    Modification Agreement #1 dated February
                    18, 1994 and Lease Modification Agreement #2
                    dated January 20, 1995

10.8                Lease    Agreement   by   and   between   NAL     Incorporated by reference to Exhibit 10.9 to the October
                    Acceptance  Corporation and The  Northwestern     1995 Registration Statement
                    Mutual Life  Insurance  Company dated June 7,
                    1994  as  modified   by  Lease   Modification
                    Agreement  #1  dated  June  28,  1994,  Lease
                    Modification  Agreement #2 dated  December 1,
                    1994  and  Lease  Modification  Agreement  #3
                    dated January 20, 1995

10.9                Modification  Agreement  # 4  dated  July  1,     Incorporated by reference to Exhibit 10.10 to the October
                    1995 to Lease  Agreement  by and  between NAL     1995 Registration Statement
                    Acceptance  Corporation and the  Northwestern
                    Mutual Life  Insurance  Company dated June 7,
                    1994

10.10               Master    Repurchase     Agreement    between     Incorporated by reference to Exhibit 10.13 to the October
                    Greenwich  Capital Financial  Products,  Inc.     1995 Registration Statement
                    and Autorics, Inc. dated September 5, 1995

10.11               Option  to   Purchase   Assets   of   Special     Incorporated by reference to Exhibit 10.14 to the October
                    Finance, Inc. dated August 1, 1995                1995 Registration Statement


10.12               Receivables   Purchase  Agreement  among  NAL     Incorporated by reference to Exhibit 10.15 to
                    Acceptance  Corporation,  Autorics  II,  Inc.     Post-Effective Amendment No. 1 to the October 1995
                    and Autorics, Inc. dated December 1, 1995         Registration Statement

10.13               Sale and Servicing  Agreement  among NAL Auto     Incorporated by reference to Exhibit 10.16 to
                    Trust  1995-1  and  Autorics  II,  Inc.,  NAL     Post-Effective Amendment No. 1 to the October 1995
                    Acceptance   Corporation  and  Bankers  Trust     Registration Statement
                    Company dated December 1, 1995

10.14               Indenture  between NAL Auto Trust  1995-1 and     Incorporated by reference to Exhibit 10.17 to
                    Bankers Trust Company dated December 1, 1995      Post-Effective Amendment No. 1 to the October 1995
                                                                      Registration Statement

10.15               Administration   Agreement   among  NAL  Auto     Incorporated by reference to Exhibit 10.18 to
                    Trust  1995-1,  NAL  Acceptance  Corporation,     Post-Effective Amendment No. 1 to the October 1995
                    and Bankers Trust  Company dated  December 1,     Registration Statement
                    1995

10.16               Trust  Agreement  between  Autorics  II, Inc.     Incorporated by reference to Exhibit 10.19 to
                    and Wilmington Trust dated December 1, 1995       Post-Effective Amendment No. 1 to the October 1995
                                                                      Registration Statement

10.17               Certificate    Purchase   Agreement   between     Incorporated by reference to Exhibit 10.20 to
                    Autorics   II,   Inc.   and  NAL   Acceptance     Post-Effective Amendment No. 1 to the October 1995
                    Corporation dated December 20, 1995               Registration Statement

10.18               Note Purchase  Agreement between Autorics II,     Incorporated by reference to Exhibit 10.21 to
                    Inc.  and NAL  Acceptance  Corporation  dated     Post-Effective Amendment No. 1 to the October 1995
                    December 20, 1995                                 Registration Statement

10.19               Receivables   Purchase  Agreement  among  NAL     Incorporated by reference to Exhibit 10.25 to the March
                    Acceptance  Corporation,  Autorics,  Inc. and     1996 10-QSB
                    Autorics II, Inc. dated as of March 8, 1996

10.20               Sales and Servicing  Agreement among NAL Auto     Incorporated by reference to Exhibit 10.26 to the March
                    Trust   1996-1,   Autorics  II,   Inc.,   NAL     1996 10-QSB
                    Acceptance   Corporation  and  Bankers  Trust
                    Company dated as of March 8, 1996


10.21               Indenture  between NAL Auto Trust  1996-1 and     Incorporated by reference to Exhibit 10.27 to the March
                    Bankers  Trust  Company  dated as of March 8,     1996 10-QSB
                    1996

10.22               Trust  Agreement  between  Autorics  II, Inc.     Incorporated by reference to Exhibit 10.27 to the March
                    and  Wilmington  Trust  Company  dated  as of     1996 10-QSB
                    March 8, 1996

10.23               Administration   Agreement   among  NAL  Auto     Incorporated by reference to Exhibit 10.29 to the June 1996
                    Trust  1996-2,  NAL  Acceptance  Corporation,     10-QSB
                    and Bankers Trust Company dated June 17, 1996

10.24               Receivables   Purchase  Agreement  among  NAL     Incorporated by reference to Exhibit 10.30 to the June 1996
                    Acceptance  Corporation,  Autorics,  Inc. and     10-QSB
                    Autorics II, Inc. dated as of June 17, 1996

10.25               Sales and Servicing  Agreement among NAL Auto     Incorporated by reference to Exhibit 10.31 to the June 1996
                    Trust   1996-2,   Autorics  II,   Inc.,   NAL     10-QSB
                    Acceptance   Corporation  and  Bankers  Trust
                    Company dated as of June 17, 1996

10.26               Indenture  between NAL Auto Trust  1996-2 and     Incorporated by reference to Exhibit 10.32 to the June 1996
                    Bankers  Trust  Company  dated as of June 17,     10-QSB
                    1996

10.27               Trust  Agreement  between  Autorics  II, Inc.     Incorporated by reference to Exhibit 10.33 to the June 1996
                    and  Wilmington  Trust  Company  dated  as of     10-QSB
                    June 17, 1996

10.28               Amended and  Restated  1994 Stock Option Plan     Incorporated by reference to Exhibit 3 to the Registrant's
                    of the Registrant                                 Proxy Statement filed under the Exchange Act on May 2, 1996

10.29               Administration   Agreement   among  NAL  Auto     Incorporated by reference to Exhibit 10.32 to the September
                    Trust 1996-3, NAL Acceptance  Corporation and     1996 10-QSB
                    Bankers  Trust  Company dated as of September
                    11, 1996

10.30               Receivables   Purchase  Agreement  among  NAL     Incorporated by reference to Exhibit 10.33 to the September
                    Acceptance  Corporation,  Autorics,  Inc. and     1996 10-QSB
                    Autorics II, Inc.  dated as of September  11,
                    1996


10.31               Sale and Servicing  Agreement  among NAL Auto     Incorporated by reference to Exhibit 10.34 to the September
                    Trust   1996-3,   Autorics  II,   Inc.,   NAL     1996 10-QSB
                    Acceptance   Corporation  and  Bankers  Trust
                    Company dated as of September 11, 1996

10.32               Indenture  between NAL Auto Trust  1996-3 and     Incorporated by reference to Exhibit 10.35 to the September
                    Bankers  Trust  Company dated as of September     1996 10-QSB
                    11, 1996

10.33               Trust  Agreement  between  Autorics  II, Inc.     Incorporated by reference to Exhibit 10.36 to the September
                    and  Wilmington  Trust  Company  dated  as of     1996 10-QSB
                    September 11, 1996

10.34               Form  of  Custody   Agreement  and  Power  of     Incorporated by reference to Exhibit 10.34 to Pre-effective
                    Attorney  between each  Selling  Stockholder,     Amendment No. 1 to the November 1996 Registration Statement
                    Robert R. Bartolini as  Attorney-in-Fact  and
                    Stock Trans, Inc. as Custodian

10.35               Form of  Lock-Up  Agreement  between  certain     Incorporated by reference to Exhibit 10.35 to Pre-effective
                    Debenture   holders   and   certain   Warrant     Amendment No. 1 to the November 1996 Registration Statement
                    holders     and     Prudential     Securities
                    Incorporated,  Piper  Jaffray  Inc. and Sands
                    Brothers & Co., Ltd.

10.36               Directors'  1996  Stock  Option  Plan  of the     Incorporated by reference to Exhibit 10.36 to Pre-effective
                    Registrant                                        Amendment No. 2 to the November 1996 Registration Statement

10.37               Administration   Agreement   among  NAL  Auto     Incorporated by reference to Exhibit 10.37 to Pre-effective
                    Trust 1996-4, NAL Acceptance  Corporation and     Amendment No. 2 to the November 1996 Registration Statement
                    Bankers  Trust  Company  dated as of December
                    9, 1996

10.38               Receivables   Purchase  Agreement  among  NAL     Incorporated by reference to Exhibit 10.38 to Pre-effective
                    Acceptance  Corporation,  Autorics,  Inc. and     Amendment No. 2 to the November 1996 Registration Statement
                    Autorics  II,  Inc.  dated as of  December 9,
                    1996

10.39               Sale and Servicing  Agreement  among NAL Auto     Incorporated by reference to Exhibit 10.39 to Pre-effective
                    Trust   1996-4,   Autorics  II,   Inc.,   NAL     Amendment No. 2 to the November 1996 Registration Statement
                    Acceptance   Corporation  and  Bankers  Trust
                    Company dated as of December 9, 1996


10.40               Indenture  between NAL Auto Trust  1996-4 and     Incorporated by reference to Exhibit 10.40 to Pre-effective
                    Bankers  Trust  Company  dated as of December     Amendment No. 2 to the November 1996 Registration Statement
                    9, 1996

10.41               Trust Agreement between Autorics II, Inc.         Incorporated by reference to Exhibit 10.41 to Pre-effective
                    and Wilmington Trust Company dated as of          Amendment No. 2 to the November 1996 Registration Statement
                    December 9, 1996

11                  Statement re: computation of per share            Filed herewith
                    earnings

21                  Subsidiaries of the Registrant                    Incorporated by reference to Exhibit 21 to the November
                                                                      1996 Registration Statement

23.1                Consent of Price Waterhouse LLP                   Filed herewith

23.2                Consent of Price Waterhouse LLP                   Filed herewith

27                  Financial Data Schedule                           Filed herewith

(c) Reports on Form 8-K: None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                    NAL FINANCIAL GROUP INC.

                                    BY: /s/ Robert R. Bartolini
                                       -----------------------------------------
                                            Robert R. Bartolini
                                            Chairman of the Board, President
                                            and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

          Signature                     Title                         Date
          ---------                     -----                         ----

 /s/ Robert R. Bartolini           Chairman of the Board,         March 28, 1997
----------------------------       President and Chief Executive
Robert R. Bartolini                Officer of NAL; Chairman
                                   and Chief Executive Officer
                                   of NAC



 /s/ John T. Schaeffer             Director and Executive Vice    March 28, 1997
----------------------------       President of NAL; Director,
John T. Schaeffer                  President and Chief Operating
                                   Officer of NAC



 /s/ Robert J. Carlson             Vice President and Principal   March 28, 1997
----------------------------       Accounting Officer of NAL
Robert J. Carlson                  and NAC



 /s/ James F. DeVoe                Director                       March 28, 1997
----------------------------
James F. DeVoe

 /s/ David R. Jones                Director                       March 28, 1997
----------------------------
David R. Jones

 /s/ Ngaire E. Cuneo               Director                       March 28, 1997
----------------------------
Ngaire E. Cuneo

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of NAL Financial Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NAL Financial Group Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Fort Lauderdale, Florida
February 24, 1997, except as to Note 17, which is as of March 26, 1997

NAL Financial Group Inc.
Consolidated Balance Sheets
December 31, 1996 and 1995
--------------------------------------------------------------------------------


                                                                 1996              1995
ASSETS
   Finance receivables                                      $  73,627,307     $ 103,885,207
   Less:  reserves available for credit losses                 (5,851,595)       (2,671,001)
                                                            -------------     -------------
      Finance receivables, net                                 67,775,712       101,214,206
                                                            -------------     -------------
   Cash                                                         6,781,442           920,981
   Restricted cash                                              1,237,065         1,031,734
   Accrued interest receivable                                    619,858         1,014,500
   Investment in operating leases, net                         14,822,361         4,054,613
   Automobile inventory, net                                    2,141,037         1,886,451
   Property and equipment, net                                  2,513,405         1,802,889
   Servicing receivables, net                                  41,598,078         5,544,553
   Goodwill, net                                                3,535,258              --
   Debt issue costs, net                                        2,114,337           856,736
   Other assets                                                 6,646,231         3,708,263
                                                            -------------     -------------
           TOTAL ASSETS                                     $ 149,784,784     $ 122,034,926
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt participation interests                             $   3,145,186     $  42,380,522
   Credit and warehouse facilities                             52,022,782        33,428,946
   Convertible subordinated debt, net                          24,873,440        12,924,379
   Stockholder loans                                                 --           2,919,000
   Drafts payable                                               2,866,909         2,593,098
   Deferred taxes                                               5,798,689         1,603,587
   Accounts payable and accrued expenses                        2,090,617         1,046,884
   Other liabilities                                            2,609,052         1,278,594
                                                            -------------     -------------
           TOTAL LIABILITIES                                   93,406,675        98,175,010
                                                            -------------     -------------
Commitments and contingencies (Note 15)                              --                --
                                                            -------------     -------------
STOCKHOLDERS' EQUITY
   Preferred stock - $1,000 par value:
    10,000,000 shares authorized, no shares issued                   --                --
   Common stock - $.15 par value:
    50,000,000 shares authorized
    1996 - 9,847,367 shares issued and outstanding
    1995 - 6,699,987 shares issued and outstanding              1,477,105         1,004,998
   Paid in capital                                             43,303,003        18,524,706
   Retained earnings                                           11,598,001         4,330,212
                                                            -------------     -------------
   TOTAL STOCKHOLDERS' EQUITY                                  56,378,109        23,859,916
                                                            -------------     -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 149,784,784     $ 122,034,926
                                                            =============     =============




        The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------


                                                                    1996             1995
INTEREST INCOME
   Finance charges and purchase discount accretion              $ 23,142,086     $ 15,680,198
   Interest expense                                              (10,953,694)      (7,361,527)
                                                                ------------     ------------
      Net interest income before provision for credit losses      12,188,392        8,318,671
   Provision for credit losses                                    (5,477,291)      (2,762,273)
                                                                ------------     ------------
      Net interest income after provision for credit losses        6,711,101        5,556,398
                                                                ------------     ------------
OTHER INCOME
   Gain on sale of contracts                                      19,872,389        4,600,721
   Servicing fees, net                                             1,699,493          100,288
   Insurance fees                                                  2,915,805          547,894
   Other fees                                                      3,497,425        2,003,315
                                                                ------------     ------------
      Total other income                                          27,985,112        7,252,218
                                                                ------------     ------------

OPERATING AND OTHER EXPENSES
   Salaries and employee benefits                                 10,238,865        2,551,486
   Depreciation and amortization                                   1,867,181        1,298,866
   Occupancy expense                                               1,086,939          448,625
   Professional and consulting services                            2,033,764          723,620
   Telecommunications expense                                      1,084,658          343,568
   Other operating expenses                                        6,185,301        2,439,066
   Non-cash charge for the release of escrow shares                  300,764          280,000
                                                                ------------     ------------
      Total operating and other expenses                          22,797,472        8,085,231
                                                                ------------     ------------
Income before income taxes                                        11,898,741        4,723,385
Provision for income taxes                                         4,630,952        1,926,321
                                                                ------------     ------------
NET INCOME                                                      $  7,267,789     $  2,797,064
                                                                ============     ============
Primary net income per common and common
 equivalent share                                               $       0.94     $       0.45
                                                                ============     ============
Fully diluted net income per common and common
 equivalent share                                               $       0.86     $       0.45
                                                                 ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------


                                     Preferred Stock               Common Stock
                                    ------------------        ----------------------                                      Total
                                                  Par                          Par          Paid in       Retained    Stockholders'
                                    Shares       Value        Shares          Value         Capital       Earnings        Equity
                                    ------       -----        ------          -----         -------       --------     -----------
Balance, December 31, 1994            --    $      --        5,592,968    $   838,945    $ 8,483,714    $ 1,533,148    $10,855,807
Issuance of stock                     --           --          176,500         26,475      2,074,475           --        2,100,950
Issuance of warrants                  --           --             --             --          397,167           --          397,167
Conversion of subordinated
 debt                                 --           --          930,519        139,578      7,289,350           --        7,428,928
Release of escrow shares              --           --             --             --          280,000           --          280,000
Net income                            --           --             --             --             --        2,797,064      2,797,064
                                   ------   ----------        ---------    -----------    -----------    -----------    -----------
Balance, December 31, 1995            --           --        6,699,987      1,004,998     18,524,706      4,330,212     23,859,916

Issuance of stock                     --           --        2,500,000        375,000     16,492,352           --       16,867,352

Issuance of warrants                  --           --             --             --          162,750           --          162,750

Acquisition of SFI                    --           --          125,000         18,750      2,234,910           --        2,253,660

Conversion of subordinated
 debt                                 --           --          522,380         78,357      5,587,521           --        5,665,878

Release of escrow shares              --           --             --             --          300,764           --          300,764

Net income                            --           --             --             --             --        7,267,789      7,267,789
                                   ------   ----------     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996            --    $      --      $ 9,847,367    $ 1,477,105    $43,303,003    $11,598,001    $56,378,109
                                   ======   ==========     ===========    ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

NAL Financial Group Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------


                                                                                   1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $      7,267,789    $       2,797,064
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Accretion of discount                                                            --               (654,124)
      Provision for loan losses                                                   5,477,291            2,762,273
      Depreciation and amortization                                               2,820,138            1,120,109
      Amortization of servicing receivables                                       4,916,158                 --
      Depreciation of vehicles under operating leases                             1,003,139              325,040
      Gain on sale of contracts                                                 (19,872,389)          (4,600,721)
      Purchase of automobile finance contracts                                 (308,993,904)        (154,866,844)
      Proceeds from securitization of automobile finance contracts              278,765,614           37,511,237
      Repayments of participations and credit facilities                       (305,794,625)         (81,870,973)
      Proceeds from participations and credit facilities                        284,994,869          135,178,400
      Proceeds from servicing receivables                                         3,009,972                 --
      Non-cash charge for the release of escrow shares                              300,764              280,000
   Changes in assets and liabilities:
      Increase in servicing receivables                                         (10,339,809)          (5,544,553)
      (Increase) decrease in restricted cash                                       (205,331)              29,307
      Increase in other assets                                                   (2,611,375)          (3,414,319)
      Decrease (increase) in accrued interest receivable                            394,642             (846,808)
      Increase in drafts payable                                                    273,811            2,593,098
      Increase in accounts payable and accrued expenses                             873,918              825,631
      Increase in other liabilities                                               1,276,437              627,505
      Increase in deferred taxes                                                  4,195,102            1,493,127
                                                                           ----------------    -----------------
Net cash used in operating activities                                           (52,247,789)         (66,255,551)
                                                                           ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for purchase of Special Finance Inc.                                  (750,000)            (250,000)
   Proceeds from sale of loan pools                                                    --             12,514,061
   Purchase of operating lease vehicles                                         (13,184,671)          (3,400,690)
   Payments received on automobile finance contracts                             33,811,083           22,042,555
   Payments received on consumer finance contracts                                  713,751            1,996,335
   Purchase of consumer finance contracts                                           (10,402)          (1,050,549)
   Payments received on mortgage finance contracts                                  523,743            2,587,063
   Proceeds from sale of automobile inventory                                     9,710,680            8,845,103
   Purchase of property and equipment                                            (1,008,773)          (1,535,671)
                                                                           ----------------    -----------------
Net cash provided by investing activities                                        29,805,411           41,748,207
                                                                           ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                        16,867,352            2,100,950
   Proceeds from issuance of subordinated debentures                             17,500,000           21,338,728
   Payment of debt issue costs                                                   (2,940,543)          (1,532,707)
   Net (repayments) borrowings from stockholder                                  (3,123,970)           2,856,506
                                                                           ----------------    -----------------
Net cash provided by financing activities                                        28,302,839           24,763,477
                                                                           ----------------    -----------------
Increase in cash                                                                  5,860,461              256,133
Cash, beginning of year                                                             920,981              664,848
                                                                           ----------------    -----------------
Cash, end of year                                                          $      6,781,442    $         920,981
                                                                           ================    =================


                                   (Continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                      F-5

NAL Financial Group Inc.
Consolidated Statements of Cash Flows Cont'd
For the Years Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                   1996          1995

Supplemental disclosures of cash flow information:

Cash paid during the year for interest         $ 9,251,670    $ 6,443,859
                                               ===========    ===========

Cash paid during the year for taxes            $   835,475    $   491,558
                                               ===========    ===========
Supplemental schedule of non-cash investing and financing activities:

Conversion of subordinated debt                $ 5,665,878    $ 7,428,928
                                               ===========    ===========

Net transfers to automobile inventory          $ 9,428,192    $11,742,181
                                               ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


1.    Organization and Nature of Operations

      NAL Financial Group Inc. (the "Company") is a consumer finance company, specializing in the origination, purchase, securitization and servicing of automobile loan and lease receivables from franchised and independent automotive dealers in 23 states. The Company's borrowers generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies. Loans originated are subsequently sold through asset backed securitization transactions.

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

      The Company operates its business through two wholly-owned subsidiaries, NAL Acceptance Corporation ("NAC") and NAL Mortgage Corporation. The principal operations of the Company are conducted through NAC; NAL Mortgage Corporation is inactive.

2.    Accounting Policies

      A summary of the significant accounting policies followed in the preparation of the accompanying financial statements is presented below:

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

      Revenue Recognition

      Interest income consists of both contractual interest and purchase discount accretion and is recognized over the contractual term of the finance contracts using the interest method. Purchase discount represents the differential, if any, between the amount financed on a loan contract and the price paid by the Company to acquire the loan contract, net of any acquisition costs. Any discount on loan contracts which management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as interest income as described above.

      Revenue from operating leases is recognized as rental revenue on a straight-line basis over the lease term.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      Accrual of interest income ceases the earlier of when a contract becomes delinquent by 90 days or the underlying collateral is repossessed. At December 31, 1996 and 1995, the Company had approximately $2,300,000 and $2,800,000, respectively, in non-accrual finance contracts. Had these contracts been on full accrual, approximately $195,000 and $236,000 would have been recognized to earnings for the years ended December 31, 1996 and 1995, respectively.

      Servicing fees are reported as income when earned, net of the related amortization of servicing receivables. Net servicing fees may be reduced from those that are contractually due if the Company believes that estimated future cash flows would be insufficient to recover the carrying value of the servicing receivables. Servicing costs are charged to expense as incurred.

      Late charges and other miscellaneous fees are credited to income as earned. Fees from the resale of guaranteed asset protection ("GAP") policies are non-rebatable and recognized as earnings in the current period.

      Finance Receivables and Reserves Available for Credit Losses

      The Company purchases contracts from dealers at discounts pursuant to a financing program that bases the level of discount on, among other things, the credit risk of the borrower. As discussed above, the portion of the discount on automobile finance contracts required to absorb future credit losses, based on management's assessment, is allocated to the reserves available for credit losses.

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

      The combined allowance, discount and dealer holdbacks available for credit losses are maintained at an amount considered by management to be adequate to absorb potential credit losses based upon an evaluation of known and inherent risks in the portfolios. Management's periodic evaluation is based upon a "static pool analysis" which takes into consideration both the timing and severity of losses experienced by both the Company and the industry. Future adjustments to the reserve may be necessary if conditions differ substantially from the assumptions used in making the evaluation.

      The Company charges off delinquent automobile and consumer receivables upon the earlier of repossession or 150 days of delinquency. Recovery of charged off balances begins with the Company's collection specialists. If results are not obtained within a reasonable time frame, the

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      account may be turned over to a collection agency or an attorney for action, including wage garnishment, judgement and asset search.

      Restricted Cash

      Restricted cash consists of funds held in a deposit account pursuant to a servicing agreement with Fairfax Savings Bank, a participant in certain loan contracts. The restricted cash represents collections from customers and is settled monthly with its participant.

      Investment in Operating Leases

      Operating automobile leases to third parties are originated by dealers and acquired by the Company, which assumes ownership of the vehicle. Vehicles held under operating lease agreements are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.

      Automobile Inventory

      Vehicles acquired through repossession, or termination of a lease, are valued at the lower of the unpaid principal balance or market value at the date of repossession.

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

      Servicing Receivables

      Servicing receivables consist of excess servicing receivables, servicing fee receivables and cash and cash equivalents in the trusts.

      Excess servicing receivables ("ESR") result from the sale of loan contracts on which the Company retains servicing rights and a portion of the excess cash flows. ESR's are determined by computing the difference between the weighted average yield of the contracts sold and the yield to the purchaser, adjusted for the normal servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain in the period of the sale equal to the present value of the estimated cash flows, and adjusted for anticipated prepayments, repossessions, liquidations and other losses. The excess servicing cash flows over the estimated remaining life of the contracts have been calculated using estimates for

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      prepayments, losses (charge-offs) and discount rates, which the Company expects market participants would use for similar instruments.

      Servicing fee receivables represent servicing fees earned but not yet paid to the Company relating to the securitization trusts.

      The Company is a party to agreements for the sale of the Company's loan contracts through asset backed securitization transactions. The terms of the agreements provide that the Company make cash contributions, as credit enhancements, equal to a specified percentage of the aggregate principal balance of the loans sold. The Company deposits the cash to an account held by a trustee, which in turn invests the cash in high quality liquid securities. Generally, all collections of interest and principal from loan contracts are used to pay interest due on the notes and certificates (the "Securities") and to reduce the principal balance of the Securities. Collections of interest in excess of that required to pay for (i) the interest due on the Securities, (ii) ongoing fees and expenses of the securitization trust, and (iii) the contractual servicing fees (the "Excess Servicing Cash Flows") are deposited into the reserve account only to the extent necessary to maintain it at the required maintenance level. The remaining Excess Servicing Cash Flows, if any, are paid to the Company. In the event that the collections of interest and principal from the loan contracts are not sufficient to cover the required distributions of interest and principal on the Securities, the trustee may withdraw funds from the reserve account to make up for the shortfall.

      Goodwill

      Goodwill relating to the acquisition of Special Finance, Inc. was recorded for approximately $3.8 million. Amortization is computed on a straight line basis over seven years. (See Note 11.)

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

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      Concentration of Credit Risk

      The Company considers its primary market area for automotive financing activities to be the Southeast United States. The properties collateralizing the other loan receivable portfolios are located primarily throughout the eastern United States, Texas and California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor their obligations to the Company is dependent upon the economic stability of these areas.

      Interest Rate Risk

      Contract acquisitions are funded primarily through participations, credit and warehouse facilities. The participations and credit facilities bear interest at fixed rates tied to the prime rate at the time of borrowing and the durations are determined by the durations of the related contracts since the proceeds of the obligor payments are applied to the repayment of the participations. The warehouse facility bears interest at a variable rate tied to LIBOR and the duration is determined by the timing of the Company's securitization transactions. Contract acquisitions financed by this facility are warehoused pending securitization. Upon completion of a securitization, any remaining amounts due associated with the contracts securitized are repaid along with unpaid interest.

      Liquidity

      The Company's business requires substantial cash to support the growth of loan production and operations. In general, the Company finances the purchase of loans through various credit and warehouse facilities. The Company funds through these facilities between 80% and 90% of the principal balance of the loan contract and funds the remainder of the purchase price through its capital. The Company generates negative cash flow from operations and expects to continue to do so as long as it continues to experience significant growth in its loan portfolio. As the Company continues to increase the volume of loan contracts purchased, it must secure additional capital to support its growth. The Company's ability to continue to purchase new contracts is dependent on its continued sale of contracts in the asset backed securities ("ABS") or other markets. Failure to secure additional capital or to consummate securitizations and other sales transactions may result in a significant adverse effect on the Company's financial position and results of operations.

      Earnings Per Share

      Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares of common and common equivalent shares outstanding used to compute primary and fully diluted earnings per share was 8,193,394 and 10,587,451, respectively, for the year ended December 31, 1996, and 6,200,362 for the year ended December 31, 1995.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term are the adequacy of reserves available for credit losses, prepayment and estimated losses related to the estimated future cash flows utilized to calculate servicing receivables, the realization of estimated residual values on direct finance leases and the realization of automobile inventory.

      Recent Accounting Pronouncements

      In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. However, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 and amendment of FASB Statement No. 125" which defers, for one year, certain provisions of SFAS No. 125. This deferral does not include the provisions of SFAS No. 125 which relate to securitizations. Management does not expect the adoption of SFAS No. 125 to have a significant impact on its financial position and results of operations of the Company.

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Company.

      Reclassification

      Certain 1995 amounts have been reclassified to conform with current year presentation.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


3.    Finance Receivables

      Finance receivables at December 31, 1996 and 1995 consists of the following:

                                                          December 31,
                                                     1996              1995

Automobile finance contracts:

Held in portfolio:
Direct finance lease payments                  $  17,846,305      $  16,361,733
Estimated residual values                         11,992,264          9,170,719
                                               -------------      -------------
  Total direct finance lease                      29,838,569         25,532,452
  Less:  Unearned interest                        (8,089,922)        (7,069,448)
                                               -------------      -------------
  Total direct finance leases, net                21,748,647         18,463,004
                                               -------------      -------------
Loan contracts                                     6,843,094         17,080,482
Loan contracts with recourse                       3,275,608         29,226,018
                                               -------------      -------------
  Total loan contracts                            10,118,702         46,306,500
                                               -------------      -------------
Total held in portfolio                           31,867,349         64,769,504
  Plus: Deferred costs (unearned fees)               133,897           (123,322)
                                               -------------      -------------
Total held in portfolio, net                      32,001,246         64,646,182

Held for sale                                     27,800,892         21,685,000
Advances to dealers                               10,984,503         13,459,454
                                               -------------      -------------
Total automobile finance contracts                70,786,641         99,790,636

Total consumer finance contracts, net              1,610,486          2,289,503
Total mortgage finance contracts, net              1,230,180          1,805,068
                                               -------------      -------------
Finance receivables                            $  73,627,307      $ 103,885,207
                                               =============      =============


      The Company has entered into arrangements with certain of its dealers and other origination sources by which the Company may require a partial reimbursement for credit losses sustained on contracts purchased from these sources.

      The Company services automobile finance contracts for others of approximately $249 million and $48 million as of December 31, 1996 and 1995, respectively.

      Automobile finance contracts are collateralized primarily by the related automobiles and the related security deposits on leases. These contracts are pledged as security under various debt agreements.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      Loan contracts held in portfolio are stated at cost as the Company has the ability and presently intends to hold the portfolio to maturity. Lease contracts are also stated at cost as the Company has the ability to hold them to maturity and currently has no plans for disposition prior to maturity. Contracts held for sale are contracts pending securitization and are stated at the lower of cost or estimated fair value on an aggregate basis.

      Advances to dealers represent amounts funded by the Company to automobile dealerships which are collateralized by loan and lease receivables of the dealers, totalling approximately $14,107,000 and $18,106,000 at December 31, 1996 and 1995, respectively. These advances bear interest at fixed rates, or at variable rates subject to certain minimum percentages. The duration of these advances is determined by the duration of the related collateralized loan and lease receivables.

      At December 31, 1996, contractual maturities of finance receivables are as follows:


                   1997          1998            1999          2000           2001        Thereafter         Total
                   ----          ----            ----          ----           ----        ----------         -----
Automobile:
Direct
 finance
 leases        $ 7,040,707    $11,332,947    $ 8,996,996    $ 2,437,755    $    30,164    $      --      $29,838,569
Loan
 contracts       2,873,634      2,865,786      2,439,310      1,459,887        471,943          8,142     10,118,702
Advances to
 dealers         3,771,339      4,560,193      2,477,550        171,484          3,937           --       10,984,503
               -----------    -----------    -----------    -----------    -----------    -----------    -----------
                13,685,680     18,758,926     13,913,856      4,069,126        506,044          8,142     50,941,774

Consumer           447,909        301,336        235,768         99,491         93,859        471,272      1,649,635

Mortgage           424,443        163,773         74,164        217,895         66,551        407,229      1,354,055
               -----------    -----------    -----------    -----------    -----------    -----------    -----------
               $14,558,032    $19,224,035    $14,223,788    $ 4,386,512    $   666,454    $   886,643    $53,945,464
               ===========    ===========    ===========    ===========    ===========    ===========    ===========


Included in the total above are fully matured consumer and mortgage loans totaling $104,314 and $287,884, respectively, at December 31, 1996 which were purchased by the Company at a substantial discount and are considered non-performing. The Company has a net investment of approximately $45,000 and $142,000 in these loans at December 31, 1996, respectively. The mortgage loans are pledged as security for the participations.

It is the Company's experience that generally a portion of the portfolios are repaid before the contractual maturity dates. Accordingly, the above tabulation is not to be regarded as a forecast of the timing of future cash collections. Additionally, this tabulation assumes liquidation of the residual values upon expiration of the leases.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



4.    Reserves Available for Credit Losses

      Changes in reserves available for credit losses for the years ended December 31, 1996 and 1995, consisted of the following:


                                                                    1996             1995

      Balance at beginning of period                            $  2,671,001    $   305,000

      Additions:
      Provision charged to income                                  5,477,291      2,762,273
      Purchase discount                                           11,324,197      3,935,752
      Refundable dealer reserve                                      458,214        527,258
      Reserve established from acquisition of SFI                    686,000             --

      Reductions:
      Charge-offs, net of recoveries                             (10,061,715)    (2,648,746)
      Release of reserves upon
       securitization of automobile contracts                     (4,628,083)    (2,188,280)
      Refund of dealer reserve                                       (75,310)       (22,256)
                                                                ------------    -----------
      Balance at end of period                                  $  5,851,595    $ 2,671,001
                                                                ============    ===========



      The Company allocated approximately $11 million and $4 million in purchase discount to the reserves available for credit losses during 1996 and 1995, respectively, which represents management's estimate of the amount necessary to absorb future credit losses on automobile finance contracts.

      On a periodic basis, the Company evaluates the adequacy of the reserves available for credit losses by analyzing loan and lease contracts using a "static pool analysis" in which the historical charge-offs are stratified according to origination date. This analysis takes into consideration historical loss experience, seasoning of the contracts, and other relevant factors. Should management deem the level of reserves for credit losses to be inadequate, an additional provision for credit losses will be recorded to increase the allowance for credit losses and, therefore, increase the overall level of the reserves available for credit losses.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



5.    Investment in Operating Leases



                                                               December 31,
                                                           1996            1995

       Vehicles held under operating leases, at cost   $ 16,021,996    $  4,449,451
       Less:  Accumulated depreciation                   (1,199,635)       (394,838)
                                                       ------------    ------------
                                                       $ 14,822,361    $  4,054,613
                                                       ============    ============


      At December 31, 1996, future minimum rental revenue on operating leases are as follows:

                1997                                   $  2,832,412
                1998                                      2,623,758
                1999                                      2,305,183
                2000                                      1,421,775
                                                       ------------
                                                       $  9,183,128
                                                       ============


6.    Property and Equipment

      Property and equipment at December 31, 1996 and 1995 consists of the following:


                                                   Amount                Estimated
                                             1996          1995          useful life
                                         -----------    -----------      -----------
       Furniture, fixtures, and office
        equipment                        $ 3,305,994    $ 2,158,928    5-10 years
       Less:  Accumulated depreciation      (792,589)      (356,039)
                                         -----------    -----------
                                         $ 2,513,405    $ 1,802,889
                                         ===========    ===========

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------



7.    Servicing Receivables

      The Company's servicing receivables at December 31, 1996 and 1995 consist of the following projected cash flows:

                                                                    1996             1995

       Contractual principal and interest payments              $ 236,583,036    $  35,163,958
       Estimated prepayments                                       79,193,816       16,878,386
       Estimated future reinvestment income                         3,694,207          195,079
                                                                -------------    -------------
       Cash inflows                                               319,471,059       52,237,423
                                                                -------------    -------------
       Scheduled principal and interest payments to investors    (265,307,870)     (43,591,916)
       Reserve for estimated net losses                           (13,745,796)      (2,006,891)
       Deferred servicing income                                  (11,949,935)      (2,066,678)
       Discount to present value                                   (5,956,650)        (832,561)
                                                                -------------    -------------
       Cash outflows                                             (296,960,251)     (48,498,046)
                                                                -------------    -------------
       Excess servicing receivables, net                           22,510,808        3,739,377
       Servicing fee receivables                                    5,041,966          100,288
       Cash and cash equivalents                                   14,045,304        1,704,888
                                                                -------------    -------------
       Servicing receivables, net                               $  41,598,078    $   5,544,553
                                                                =============    =============


      In analyzing projected cash flows, the Company uses estimates for total unscheduled principal reductions ranging from 1.25 to 1.50 ABS, cumulative loan losses up to 7.5% per trust based on industry and Company experience, servicing fees of 3.0% per annum, and discount rates of up to 12%. Should future estimated aggregate cash flows be insufficient to cover servicing receivables, additional amortization will be recorded at that time.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
------------------------------------------------------------------------------



8.    Debt Participation Interests

      Debt participation interests at December 31, 1996 and 1995 consists of the following:



                                                              1996          1995
       Participation with Fairfax Savings, a Federal
       Savings Bank ("Fairfax"), interest at fixed rates
       ranging from 10% to 13.5%; principal and
       interest due monthly, secured by undivided
       interest in automobile finance contracts,
       consumer finance contracts, and mortgage
       finance contracts.                                  $ 3,139,298   $ 41,845,372
                                                           -----------   ------------
       Participations with investors, secured by
       undivided interest in automobile finance
       contracts, consumer finance contracts and
       mortgage finance contracts; interest at a
       fixed rate of 18%.                                          --         470,432
                                                           -----------   ------------
       Participation with a stockholder, secured by
       undivided interest in certain automobile finance
       contracts and mortgage finance contracts;
       interest at fixed rates of 11.5% to 18%.                  5,888        64,718
                                                           -----------   ------------

                                                           $ 3,145,186   $ 42,380,522
                                                           ===========   ============




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

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------



      Scheduled maturities of debt participation interests at December 31, 1996 are as follows:

             1997                            $ 1,024,342
             1998                              1,162,890
             1999                                630,616
             2000                                 96,255
             2001                                 34,986
             Thereafter                          196,097
                                             -----------

                                             $ 3,145,186
                                             ===========


9.    Credit and Warehouse Facilities

      Credit and warehouse facilities at December 31, 1996 and 1995 consists of the following:



                                                                             1996          1995
       Note payable under a $25 million automobile
       loan and lease financing facility, interest due
       monthly at 5.5% over LIBOR established and
       fixed at time of funding (weighted average rate
       of 10.07% at December 31, 1996) with General
       Electric Capital Corporation ("GECC"), secured
       by certain automobile finance contracts. The
       GECC facility automatically renews annually
       unless GECC provides the Company with notice
       of termination 90 days prior to renewal date                      $  24,383,850   $21,844,149

       Note payable under a $100 million repurchase
       facility with Greenwich Capital secured by
       automobile finance contracts. Interest due monthly
       at 2.25% over LIBOR (weighted average rate of
       7.87% at December 31, 1996) The term of the facility
       is for one year, automatically renewable for an
       additional year, subject to certain conditions.                     22,906,860    11,584,797

       Note payable under a $9.5 million revolving
       line of credit facility with a third party,
       interest due monthly at fixed rates of 13% to 14%,
       secured by automobile finance contracts. The
       facility is renewable at the lenders'
       discretion  for an additional one year period provided the
       Company meets certain conditions.                                    4,732,072          --
                                                                         ------------   -----------

                                                                         $ 52,022,782   $33,428,946
                                                                         ============   ===========

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------



      In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation, which has been extended until March 1998. The Congress Facility bears interest at a floating rate of 2% over the prime rate, with interest payable monthly, and the facility is secured by loan and lease contracts. As of December 31, 1996 and 1995, the Company had no borrowings under the facility.

      The repurchase facility is used to warehouse automobile finance contracts pending securitization. Under the terms of the repurchase facility, the Company agreed to engage the lender as investment underwriter on these securitizations until such time that the Company has securitized a cumulative $250 million in automobile finance contracts. As of December 31, 1996, the Company has securitized approximately $288 million in automobile finance contracts with this lender.

      Under the terms of the repurchase facility with Greenwich Capital, if the market value of the finance contracts securing the advances declines below specified levels, Greenwich may require the Company to provide cash or additional contracts to cover the deficiency.

      Scheduled maturities of credit and warehouse facilities at December 31, 1996 are as follows:

        Upon securitization                           $  22,906,860
        1997                                             7,114,912
        1998                                             6,910,733
        1999                                             7,413,972
        2000                                             7,397,159
        2001                                               279,146
                                                      ------------

                                                      $ 52,022,782
                                                      ============



      Since the repayment of the above debt is directly related to the timing of the future cash collections of the related finance contracts, the above schedule of maturities may not be representative of the actual repayments. The above schedule of maturities excludes the balances held in the restricted cash accounts.

      Scheduled maturities of the repurchase financing facility are structured to coincide with the securitization of the underlying automobile finance contracts collateralizing the facility.

      The Company must maintain covenants including, among other things, maintenance of a minimum net worth, debt to equity ratios and maintenance of certain loan performance criteria. As of December 31, 1996, the Company was in compliance with relevant financial covenants.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



10.   Convertible Subordinated Debt

      Convertible subordinated debt at December 31, 1996 and 1995 consists of the following:

                                                            1996           1995

       Principal outstanding                            $ 25,000,000    $ 13,065,000
       Value assigned to warrants on outstanding debt       (126,560)       (140,621)
                                                        ------------    ------------
       Convertible subordinated debt, net               $ 24,873,440    $ 12,924,379
                                                        ============    ============



      During 1996 and 1995, the Company completed the offering and sale in private placement transactions of 9% and 10% Convertible Subordinated Debt (the "Debentures"), respectively, along with detachable common stock purchase warrants. The principal amount and accrued interest due under the Debentures is convertible into shares of common stock at the option of the holders at conversion prices equal to the lesser of 75% to 85% of the average closing bid price of the Company's common stock for 10 trading days prior to conversion and prices ranging from $7.50 to $11.00. In addition, the Company may redeem the debt together with accrued interest, at redemption prices ranges from $15 to $25, provided that the stock price of the Company's common stock trades at the redemption price for twenty consecutive trading days. During the years ended December 31, 1996 and 1995, an aggregate of $5,565,000 and $8,260,000 of Debentures were converted into 522,380 and 930,519 shares of common stock, respectively.

      Scheduled maturities of convertible subordinated debt at December 31, 1996 are as follows:

        1997                                             $ 14,500,000
        1998                                                8,000,000
        1999                                                2,500,000
                                                         ------------
                                                         $ 25,000,000
                                                         ============


      From January 1, 1997 through February 24, 1997, approximately $1 million of the $14.5 million of subordinated debt scheduled to mature in 1997 was converted into common stock.

11.   Stockholders' Equity

      Escrow Share Agreement

      On November 30, 1994, the Company merged with an inactive, public shell company (the "Merger"). Under the terms of the Merger, of the 3,160,000 shares of common stock issued to the Company's stockholders, 400,000 shares issued to certain directors and officers were placed in a Voting Trust under the terms of a Voting Trust Agreement. The Voting Trust provides that, on any matter requiring stockholder vote, the trustee will vote the shares in the same percentage as the other then issued and outstanding shares of common stock are voted. Such shares may

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------


      be released from the Voting Trust pursuant to the following formula. Based upon the Company's audited financial statements for the years ending December 31, 1995, 1996, and 1997, 10,000 shares will be released for each $150,000 of cumulative net income after taxes the Company earns up to $3,000,000, and 5,000 shares will be released for each $150,000 of cumulative net income after taxes in excess of $3,000,000, less the number of shares previously released under this formula. Any shares not released within three years will be canceled. Based upon the relevant facts and circumstances, the Company has determined that the release of 340,000 of the 400,000 shares placed into the Voting Trust will be considered additional consideration of the Merger and not result in compensation expense. The remaining 60,000 shares will be considered compensatory in nature resulting in a charge to earnings for the fair market value at the date earned. As of December 31, 1996, the Company has exceeded the target in the escrow share agreement which provides for the release of all of the remaining escrow shares not previously released in the prior year which resulted in a non-cash charge for the years ended December 31, 1996 and 1995 of approximately $301,000 and $280,000, respectively. This non-cash charge is offset by an increase in common stock. There is no impact on total stockholders' equity on the Company's financial statements as a result of the release of the escrow shares and the corresponding charge.

      Secondary Stock Offering

      In December 1996, the Company completed a secondary public offering of 2,500,000 shares of its common stock resulting in total net proceeds of approximately $16.9 million. In January 1997, the underwriters of the secondary offering exercised their overallotment option for 375,000 shares of the Company's common stock resulting in additional net proceeds of approximately $2.6 million.

      Stock Option Plans

      The Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan") covers 1,000,000 shares of the Company's common stock. Under the terms of the 1994 Plan, officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and stock appreciation rights ("SARs"). Incentive stock options granted under the 1994 Plan vest entirely on the third anniversary from the grant date and are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of the grant. For any stockholder owning more than 10% of the outstanding common stock, incentive stock options are exercisable for a period of up to five years from the date of grant at an exercise price which is not less than 110% of the fair market value of the Company's common stock on the date of the grant. Non-qualified stock options and stock appreciation rights vest equally over three years beginning on the first anniversary of date of grant and are granted on terms determined by the Company's Board of Directors. Stock appreciation rights give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and surrender.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------



      The Company's Directors' 1996 Stock Option Plan (the "Directors' Plan") covers 250,000 shares of the Company's common stock and provides for the grant of non-qualified stock options and related SARs to the Company's non-employee directors. Stock options granted under the Directors' Plan vest entirely on the first anniversary from the grant date and are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of grant. The Directors' Plan is administered by the Board of Directors or a committee appointed by the Board of Directors consisting of at least three of its members.

      The following table presents activity for the 1994 Plan and Directors' Plan for the years ended December 31, 1996 and 1995:

                                                Number of  Weighted Average
                                                  Shares    Exercise Price
                                                 -------    --------------
       Options Outstanding, December 31, 1994    215,000       $ 6.19

       Options granted                           328,500       $ 3.96

       Options exercised                            --           --
       Options canceled                             --           --
                                                 -------       ------
       Options Outstanding, December 31, 1995    543,500       $10.88

       Options granted                           125,000        $9.34
       Options exercised                            --          --
       Options canceled                          (51,334)      $12.57
                                                 -------       ------
       Options Outstanding, December 31, 1996    617,166       $10.43
                                                 =======       ======



      Aggregate proceeds realizable upon the exercise of all options outstanding approximate $6 million at December 31, 1996. Approximately 152,000 stock options having a weighted average exercise price of $9.40 were exercisable at December 31, 1996. No options were exercisable at December 31, 1995. As of December 31, 1996, stock options outstanding under the 1994 Plan and Directors' Plan have exercise prices ranging from $6.00 to $16.50 and a weighted average remaining contractual term of 5 years. In addition, the weighted average fair value of options granted were $6.53 and $4.07 for the years ended December 31, 1996 and 1995, respectively.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and non-employee director stock options. Accordingly, no compensation expense has been recognized for the 1994 Plan or the Directors' Plan as the exercise price equals the market price of the underlying stock on the date of grant.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------



      Pro forma information regarding net income and earnings per share had compensation expense been recorded at the grant date for awards under the Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for the employee and non-employee director stock options granted only in the years ended December 31, 1996 and 1995 under the fair value method of SFAS No.
      123. The fair value of each employee stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1996 and 1995:

                                                     1996            1995

      Weighted average risk-free interest rate       6.25%           6.48%
      Dividend yield                                 0.00%           0.00%
      Volatility                                      .47             .47
      Weighted average expected option life          4 years         8 years

      The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information, as if the Company had adopted the fair value accounting provisions of SFAS No. 123 for the years ended December 31, 1996 and 1995 is as follows:

                                                        1996           1995

      Pro forma net income                           $ 6,980,000    $ 2,723,000
      Pro forma fully diluted earnings per share         $0.83          $0.44

      Acquisition of Special Finance, Inc.

      In August 1995, the Company acquired an option to purchase the assets of Special Finance, Inc. ("SFI"), a Florida based automotive finance broker. The option would have expired August 1, 2000 and gave the Company the right to purchase certain assets of SFI for the purchase price of $1,000,000, plus 125,000 shares of the Company's Common Stock and options to purchase 65,000 shares of Common Stock at $6.00 per share. An option price of $250,000 was paid to SFI on August 1, 1995 and was credited against the purchase price. On June 30, 1996, the Company exercised the option for the purchase of SFI assets. The acquisition has been accounted for in 1996 as a purchase business combination and SFI's results of operations have been included in the Company's statement of operations since the date of acquisition.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
-------------------------------------------------------------------------------



      The following information sets forth the pro forma unaudited results of operations as if the acquisition with SFI had occurred on January 1, 1995:

                                                         Years Ended December 31,
                                                           1996           1995
                                                           ----           ----
      Net interest income after provision for losses   $ 10,415,000    $ 7,590,000
      Other income                                       27,985,000      7,252,000
      Operating expenses                                 26,364,000     12,180,000
      Net income                                          7,463,000      1,650,000
      Pro forma fully diluted earnings per share             $0.90          $0.26

      The unaudited pro forma statements of operations are presented for comparative purposes only and are not necessarily indicative of what the actual results of the Company would have been for the periods presented had the acquisition occurred on January 1, 1995, nor do they purport to represent the results of future periods.

      Stock Purchase Warrants

      The Company has issued detachable stock purchase warrants (the "Warrants") in connection with the private placement of convertible subordinated debt. At December 31, 1996 and 1995, the Company had 2,913,625 and 1,961,125,
      respectively, in Warrants outstanding at exercise prices ranging from $7.50 to $15. The Warrants contain features that permit redemption at $.001 per Warrant based on average trading prices ranging from $15 to $25 of the Company's common stock. The exercise prices of 737,500 Warrants are subject to decrease by virtue of certain price protection and adjustment features. These features generally provide for decreases in exercise prices and increases in the number of Warrants exercisable if the Company sells additional common stock at prices less than the initial exercise prices of the Warrants.

12.   Income Taxes

      The components of the provision for income taxes for the years ended December 31, 1996 and 1995, consist of the following:

                                              1996          1995
                                           -----------   -----------
       Current tax expense:
         Federal                           $   371,850    $  360,243
         State                                  64,000        72,951
                                           -----------   -----------
                                               435,850       433,194
                                           -----------   -----------
       Deferred tax expense:
         Federal                             3,581,946     1,349,092
         State                                 613,156       144,035
                                           -----------   -----------
                                             4,195,102     1,493,127
                                           -----------   -----------
       Total provision for income taxes    $ 4,630,952   $ 1,926,321
                                           ===========   ===========

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------




      The income tax provision differs from the amount determined by multiplying pre-tax income by the statutory federal income tax rate. The reconciliation between the expected tax provision and the actual tax provision for the years ended December 31, 1996 and 1995 is as follows:

                                            1996          1995

      Income taxes at statutory rate    $4,164,559    $1,653,185
      State taxes                          425,380       141,721
      Other                                 41,013       131,415
                                        ----------    ----------
      Provision for income taxes        $4,630,952    $1,926,321
                                        ==========    ==========


      The net deferred income tax liability as of December 31, 1996 and 1995, is comprised of the following temporary differences:

                                                1996           1995

      Deductible Temporary Differences
      Amortization of servicing assets      $  1,849,950    $       --
      Depreciation                             3,151,639      5,850,659
      Bad debt reserves                        1,114,291        362,441
      Discount accretion                         752,600            --
      Other                                       43,330            --
                                            ------------    -----------
      Deferred income tax asset                6,911,810      6,213,100
                                            ------------    -----------
      Taxable Temporary Differences
      Direct financing leases                 (2,817,772)    (6,685,591)
      Gain on sale of contracts               (7,520,334)    (1,131,096)
      Unearned interest                       (1,767,262)           --
      Other                                     (605,131)           --
                                            ------------    -----------
      Deferred income tax liability          (12,710,499)    (7,816,687)
                                            ------------    -----------
      Net deferred income tax liability     $ (5,798,689)   $(1,603,587)
                                            ============    ===========


13.   Related Party Transactions

      At December 31, 1995, the Company had a stockholder loan payable in the amount of $2,919,000, interest at 9%, which was repaid during 1996.

14.   Employee Benefits

      The Company sponsors a 401(k) savings plan covering most employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Total Company contributions were approximately $116,000 and $48,000 for the years ended December 31, 1996 and 1995, respectively.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


15.   Commitments and Contingencies

      The Company leases office space and office equipment under agreements which expire December 31, 2011. The future minimum non-cancelable operating lease payments are as follows:

                1997                             $ 1,295,818
                1998                               1,355,291
                1999                               1,405,054
                2000                               1,448,283
                2001                               1,187,877
                Thereafter                           956,654
                                                 -----------
                Total                            $ 7,648,977
                                                 ===========

      At December 31, 1996, the Company was committed to lease a computer system and related software, not yet placed in service, for total payments of approximately $852,000.

      In November 1994, the Company entered into an employment agreement (the "Agreement") with the president and chief executive officer of the Company. The Agreement provides for a base salary of $300,000 per year together with discretionary bonuses, as approved by the Board of Directors, in addition to certain benefits. The Agreement is renewable annually for successive three year periods; however, the president may terminate the Agreement upon written notice the earlier of one year from the date of such notice or 90 days after his replacement has been hired by the Company. The president may not terminate the Agreement prior to three years from the date of the Agreement.

      The Company is involved in various litigation matters arising in the normal course of business. Legal counsel's and management's assessment are that none of these matters are anticipated to have a material adverse impact on the financial position or results of operations of the Company.

16.   Fair Value of Financial Instruments

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

      Finance Receivables

      The fair value of finance receivables, other than those held for sale, is computed by using estimated market rates of return desired by bulk purchasers. The carrying value of finance receivables held for sale approximates fair value.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------



      Cash and Restricted Cash

      The carrying value approximates fair value.

      Investment in Operating Leases

      The carrying value approximates fair value.

      Servicing Receivables

      The carrying value of servicing receivables is determined by calculating the estimated cash flows over the estimated remaining life of the contracts using estimates for prepayments, losses and discount rates, which the Company expects market participants would use for similar instruments. Accordingly, the carrying amount approximates the fair value.

      Periodically, the Company updates its carrying value by recalculating the estimated remaining cash flows over the estimated remaining life of the contracts using actual loss and prepayment experience. The estimated remaining cash flows are then discounted using historical discount rates. Accordingly, the carrying value at December 31, 1996 and 1995 approximates the fair value.

      Accrued Interest Receivables

      The carrying value approximates fair value.

      Debt Participation Interests; Credit and Warehouse Facilities; Convertible Subordinated Debt

      The fair value of existing debt is computed based on rates currently available to the Company for debt with similar terms and maturities.

NAL Financial Group Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


      Drafts Payable; Other Financial Liabilities

      The fair value of other financial liabilities approximates carrying amount.

      The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:



                                                  1996                            1995
                                     -----------------------------      ----------------------------
                                                       Estimated                         Estimated
                                       Carrying          Fair             Carrying          Fair
                                        Amount           Value             Amount          Value
                                     ------------     ------------      ------------    ------------
      Financial Assets:

      Finance receivables,
       excluding contracts
       held for sale                 $ 45,826,000     $ 46,014,000      $ 82,200,000    $ 82,674,000
                                     ------------     ------------      ------------    ------------
           Total                     $ 45,826,000     $ 46,014,000      $ 82,200,000    $ 82,674,000
                                     ============     ============      ============    ============



      Financial Liabilities:

      Debt participation
       interests                     $  3,145,000     $  3,158,000      $ 42,381,000    $ 42,306,000
      Credit and warehouse
       facilities                      52,023,000       52,237,000        33,429,000      33,017,000
                                     ------------     ------------      ------------    ------------
           Total                     $ 55,168,000     $ 55,395,000      $ 75,810,000    $ 75,323,000
                                     ============     ============      ============    ============


17.   Subsequent Event

      On March 26, 1997, the Company completed a securitization of automobile finance contracts of approximately $82 million.

                                     * * * *

                                 EXHIBIT INDEX






Exhibit No.               Description
-----------               -----------

11                  Statement re: computation of per share
                    earnings

23.1                Consent of Price Waterhouse LLP

23.2                Consent of Price Waterhouse LLP

27                  Financial Data Schedule