Form 10-Q
period 1997-03-31
NAL FINANCIAL GROUP INC
filed 1997-05-15
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      / X /       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

      /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)      Yes          X            No
                                     -----------          --------
                    (2)      Yes          X            No
                                     -----------          --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         The number of shares outstanding of the Registrant's sole class of common stock, as of May 14, 1997 is 10,676,501 shares.

                            NAL FINANCIAL GROUP INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION*                                             PAGE

         Item 1.        Consolidated Balance Sheets as of March 31, 1997
                        (Unaudited) and December 31, 1996                      1

                        Consolidated Statements of Operations for
                        the three months ended March 31, 1997
                        and 1996 (Unaudited)                                   2

                        Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1997
                        and 1996 (Unaudited)                                   3

                        Notes to Consolidated Financial Statements             4

         Item 2.        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations       7

PART II. OTHER INFORMATION

         Item 1.        Legal Proceedings                                     27

         Item 2.        Changes in Securities                                 27

         Item 3         Defaults Upon Senior Securities                       27

         Item 4.        Submission of Matters to a Vote
                        of Security Holders                                   27

         Item 5.        Other Information                                     27

         Item 6.        Exhibits and Reports on Form 8-K                      29


         *The accompanying financial information as of March 31, 1997 and the quarter then ended and the accompanying financial information as of March 31, 1996 and the quarter then ended is not covered by an Independent Certified Public Accountant's Report.

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            NAL FINANCIAL GROUP INC.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)



                                                                         March 31,      December 31,
                                                                            1997            1996
                                                                            ----            ----
ASSETS
   Cash and cash equivalents                                               $1,156           $6,781
   Restricted cash                                                          1,061            1,237
   Contract receivables, net                                               68,732           67,776
   Investment in operating leases, net                                     15,891           14,823
   Automobile inventory, net                                                2,128            2,141
   Retained interest in securitizations                                    52,336           41,598
   Property and equipment, net                                              3,580            2,514
   Accrued interest receivable                                                567              620
   Debt issue costs, net                                                    1,765            2,114
   Goodwill, net                                                            3,399            3,535
   Other assets                                                             7,241            6,646
                                                                         --------         --------
TOTAL ASSETS                                                             $157,856         $149,785
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Credit and warehouse facilities                                        $59,101          $52,023
   Debt participation interests                                               595            3,145
   Convertible subordinated debt                                           23,805           24,873
   Accounts payable and accrued expenses                                    3,170            2,091
   Deferred taxes payable                                                   5,809            5,799
   Drafts payable                                                           2,647            2,867
   Other liabilities                                                        2,622            2,609
                                                                         --------         --------
TOTAL LIABILITIES                                                          97,749           93,407
                                                                         --------         --------

STOCKHOLDERS' EQUITY
    Preferred Stock - $1,000 par value:
      10,000,000 shares authorized, no shares issued                           --               --
    Common Stock - $.15 par value:
      50,000,000 shares authorized,
      10,479,659 shares outstanding at March 31, 1997 and
      9,847,367 shares outstanding at December 31, 1996                     1,572            1,477
   Paid in capital                                                         46,914           43,303
   Retained earnings                                                       11,756           11,598
   Unrealized (loss) on securities available for sale, net of taxes          (135)              --
                                                                         --------         --------

TOTAL STOCKHOLDERS' EQUITY                                                 60,107           56,378
                                                                         --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $157,856         $149,785
                                                                         ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                For the Quarters Ended
                                                                ----------------------
                                                         Mar 31, 1997              Mar 31, 1996
                                                         ------------              ------------
INTEREST INCOME:
   Finance charges                                          $5,940                    $5,185
   Interest expense                                         (2,811)                   (2,485)
                                                            ------                    ------
      Net interest income                                    3,129                     2,700
   Provision for credit losses                              (1,967)                     (891)
                                                            ------                    ------
      Net interest income after
         provision for credit losses                         1,162                     1,809
                                                            ------                    ------

OTHER INCOME:
   Gain on sale of contracts                                 4,875                     2,997
   Fees and other                                            2,971                     1,517
                                                            ------                    ------
      Total other income                                     7,846                     4,514
                                                            ------                    ------
OTHER EXPENSES:
   Salaries and employee benefits                            4,701                     1,586
   Depreciation and amortization                               339                       230
   Occupancy expense                                           461                       213
   Professional services                                       161                       299
   Other operating expenses                                  3,091                       896
   Non-cash charge for release of escrow
      shares                                                    --                       107
                                                            ------                    ------
   Total other expenses                                      8,753                     3,331
                                                            ------                    ------

   Income before income taxes                                  255                     2,992
   Provision for income taxes                                  (97)                   (1,174)
                                                            ------                    ------

NET INCOME                                                    $158                    $1,818
                                                            ======                    ======

Primary Earnings Per Share:

Net income available to common and
   common equivalent shares                                   $158                    $1,818

Weighted average number of common and
   common equivalent shares                                 10,269                     7,234

Net income per share                                         $0.02                     $0.25

Fully Diluted Earnings Per Share:

Net income available to common and
   common equivalent shares                                   $158                    $2,047

Weighted average number of common and
   common equivalent shares                                 10,269                     8,700

Net income per share                                        $0.02                     $0.24



         The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    For the Three Months
                                                                                    --------------------
                                                                                       Ended March 31,
                                                                                       ---------------
                                                                                   1997             1996
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $    158        $  1,818
   Adjustments to reconcile net income to net
    cash (used in) operating activities:
      Provision for credit losses                                                    1,967             891
      Depreciation and amortization                                                  2,751             436
      Gain on sale of contracts                                                     (4,875)         (2,997)
      Non-cash charge for the release of escrow shares                                  --             107
      Purchase of automobile finance contracts                                     (84,412)        (52,050)
      Proceeds from securitization of automobile finance contracts                  77,899          38,527
      Repayments of participations and credit facilities                           (83,611)        (49,827)
      Proceeds from participations and credit facilities                            88,140          52,643
      Loss on sale of property and equipment                                            15              --
    Changes in assets and liabilities:
      Other, net                                                                   (13,413)         (4,170)
                                                                                  --------        --------

Net cash (used in) operating activities:                                           (15,381)        (14,622)
                                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of operating lease vehicles                                             (2,399)           (420)
   Payments received for on balance sheet receivables                                5,824          11,727
   Proceeds from sale of automobile inventory                                        3,712           2,850
   Purchase of property and equipment                                                 (425)           (218)
                                                                                  --------        --------

Net cash provided by investing activities:                                           6,712          13,939
                                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of subordinated debentures                                    --           2,500
   Proceeds from issuance of common stock                                            2,500              --
   Payment of capital lease obligations                                                (33)             --
   Net borrowings from stockholder                                                     678              --
   Payment of debt issue costs                                                        (101)             --
                                                                                  --------        --------

Net cash provided by financing activities:                                           3,044           2,500
                                                                                  --------        --------
Net increase (decrease) in cash and cash equivalents                                (5,625)          1,817
Cash and cash equivalents, beginning of period                                       6,781             921
                                                                                  --------        --------

Cash and cash equivalents, end of period                                          $  1,156        $  2,738
                                                                                  ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                          $  2,140        $  2,265
                                                                                  ========        ========

Cash paid during the period for taxes                                             $      4        $    356
                                                                                  ========        ========



         The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

         The interim financial information of NAL Financial Group Inc. (the "Company"), which is included herein, is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these interim financial statements include all the adjustments necessary to fairly present the results of the interim periods and all such adjustments which are of a normal recurring nature. The interim financial statements presented herein include the accounts of the Company and its wholly-owned subsidiaries and should be read in conjunction with the audited financial statements, and the footnotes thereto, for the year ended December 31, 1996. Certain 1996 amounts have been reclassified to conform with the current year presentation.

         Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

2.   Contract Receivables

         Contract receivables as of March 31, 1997 and December 31, 1996 consist of the following:




           (in thousands)                                         March 31, 1997       December 31,1996
                                                                  --------------       ----------------
           Automobile finance contracts:
              Gross contracts receivable                                 $78,768                $78,900
                 Less: Unearned interest                                  (8,233)                (8,247)
                       Deferred acquisition fees                              --                    134
                                                                         -------                -------
                                                                          70,535                 70,787
                                                                         -------                -------
           Consumer contracts receivable:
              Gross contracts receivable                                   1,579                  1,766
                 Less: Unearned interest                                     (91)                  (117)
                       Purchase discount                                     (58)                   (83)
                                                                         -------                -------
                                                                           1,430                  1,566
                                                                         -------                -------

           Mortgage loans receivable:
              Gross loans receivable                                       1,308                  1,354
                 Less: Purchase discount                                     (89)                  (266)
                                                                         -------                -------
                                                                           1,219                  1,088
                                                                         -------                -------
           Total contract receivables                                     73,184                 73,441
           Reserves available for credit losses                           (4,452)                (5,665)
                                                                         -------                -------

           Total contract receivables, net                               $68,732                $67,776
                                                                         =======                =======



         The reserves available for credit losses consists of an allowance for losses established through a provision from earnings, non-refundable purchase discount on automobile finance contracts purchased from dealers, and refundable reserves such as dealer holdback. Purchase discount represents the differential, if any, between the amount financed on a contract and the price paid by the Company to acquire the contract, net of any acquisition costs. Any discount on automobile finance contracts which management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as interest income over the life of the contracts.

3.   Retained Interest in Securitizations

         Retained interest in securitizations consists of interest-only strip receivables, servicing fee receivables, accrued interest receivables and cash held in spread accounts.

         During the first quarter 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125"). In accordance with SFAS 125, all previously recognized excess servicing assets through December 31, 1996 have been reclassified to interest-only strip receivables ("interest strips"). Additionally, the excess interest cash flows associated with the securitization completed during the first quarter 1997 have also been characterized as an interest strip. The Company has classified these interest strips as available for sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and, accordingly, any differences between fair value and the carrying amount are recorded in stockholders' equity, net of the related tax effects.

         Interest strips result from the sale of contracts through securitization whereby the Company retains an interest in the excess interest cash flows. Interest strips are computed as the differential between the weighted average interest rate earned on the contracts sold and the rate paid to the purchasers of the contracts, adjusted for any contractual servicing fees paid to the Company. The resulting differential represents an asset in the period in which the contracts are sold equal to the present value of estimated future excess interest cash flows adjusted for anticipated prepayments and losses. The estimated future cash flows have been discounted using discount rates that the Company would expect market participants to use for similar instruments.

         Servicing fee receivables represent contractual servicing fees earned but not yet paid to the Company relating to the servicing of securitized contracts.

         Accrued interest receivables retained in securitizations represent accrued interest on contracts held for sale but not collected as of the date of sale. These amounts are collected over the remaining life of the securitization trusts.

         Cash held in spread accounts represents the initial funding of cash reserve accounts, as credit enhancements, in order to achieve a specified rating from the credit rating agencies. The initial deposit is typically equal to a specified percentage of the aggregate principal balance of the contracts sold. The Company deposits the cash with a trustee, which in turn invests the cash in highly liquid securities.

         At March 31, 1997, the retained interest in securitizations consisted of the following components:

             Interest strips                              $23,023,182
             Servicing fee receivables                      6,686,584
             Accrued interest receivables                   3,070,856
             Cash held in spread accounts                  19,555,465
                                                          -----------
             Retained interest in securitizations         $52,336,087
                                                          ===========

4.   Stock Option Plans

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and non-employee director stock options (collectively, the "Plans").

         Pro forma information regarding net income and earnings per share had compensation expense been recorded at the grant date for awards under the Plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") has been determined as if the Company had accounted for the grants under the Plans in the periods ended March 31, 1997 and 1996 under the fair value method of SFAS 123.


                                                           Three Months Ended
                                                           ------------------
                                                                March 31,
                                                                ---------
                                                           1997         1996
                                                           ----         ----

Pro forma net income                                     $81,000     $1,804,000
Pro forma fully diluted earnings per share                 $0.01          $0.21


5.   Supplemental Schedule of Non-Cash Investing and Financing Activities

         Non-cash investing and financing activities for the quarters ended March 31, 1997 and 1996 are as follows:

                                             March 31, 1997       March 31, 1996

Conversion of subordinated debt                $1,205,000           $       --
                                               ==========           ==========

Net transfers to automobile inventory          $3,840,000           $1,321,000
                                               ==========           ==========


6.   Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management currently plans to adopt SFAS 128 in its annual report on Form 10-K for the year ending December 31, 1997. Basic earnings per share, as defined in SFAS 128, would not have been different than primary earnings per share for the quarter ended March 31, 1997.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements ending after December 15, 1997. Management currently plans to adopt SFAS 129 in its annual report on Form 10-K for the year ending December 31, 1997.

7.   Commitments and Contingencies

         On April 16, 1997, a class action suit was filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Common Stock of the Company during the period April 2, 1996 through April 2, 1997. The complaint charges the Company and certain of its officers with violations of the anti-fraud provisions of the federal securities laws. The Plaintiff is seeking to recover damages on behalf of all purchasers of the Company's Common Stock during this period. The Company has reviewed the allegations in the complaint and believes them to be without foundation. The Company believes that it has complied at all times with its disclosure obligations and will vigorously defend any claims made against it. The Company is currently not a party to any other material litigation, although it is involved from time to time in routine litigation incident to its business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Report.

         The Company is a specialized automobile finance company engaged in the purchase, securitization and servicing of automobile finance contracts ("Contracts") originated by franchised and select independent dealers ("Dealers") in connection with sales or leases of used and new automobiles to consumers with non-prime credit. Consumers with non-prime credit are perceived to be relatively high credit risks due to various factors, including the manner in which they have handled previous credit, the absence or limited extent of their prior credit history and their limited financial resources. The Company purchases Contracts relating primarily to the "C" credit segment of the automobile finance market. The Company is also engaged in offering insurance and related products to its Dealers and customers through its insurance subsidiary,

NAL Insurance Services, Inc. The Company has a remarketing subsidiary, Performance Cars of South Florida, Inc. with a J.D. Byrider car dealership franchise, which provides a cost effective means of disposing of some of the Company's repossessed and off-lease vehicles.

Contract Acquisition

         The Company acquires Contracts from diverse sources. In order to adjust for credit risk and achieve an acceptable rate of return, the Company typically purchases loan Contracts from Dealers at a discount from the principal amounts of such Contracts. This discount is non-refundable to the Dealer. Currently, the discount is being allocated to the reserves for credit losses. See "Acquisition Discounts." The following table sets forth the Contracts acquired and the portfolio serviced by the Company during each of the last five quarters.



                                                            For the Quarters Ended
                                                            ----------------------
Operating Data:                              Mar 31,      Dec 31,      Sep 30,      Jun 30,      Mar 31,
(dollars in thousands)                        1997         1996         1996         1996         1996
                                              ----         ----         ----         ----         ----
Contracts purchased during the period:
Loan Contracts                             $ 94,024     $ 87,674     $ 76,647     $ 61,539     $ 53,532
Lease Contracts                               5,675       10,154        6,776        3,609        3,686
                                           --------     --------     --------     --------     --------
   Total Contracts Purchased               $ 99,699     $ 97,828     $ 83,423     $ 65,148     $ 57,218
                                           ========     ========     ========     ========     ========
Number of Dealers (at end of period):         2,613        2,122        1,594        1,381        1,271
                                           ========     =======      ========     ========     ========
Servicing portfolio (at end of period):
   Owned                                   $ 94,144     $ 91,934     $108,208     $111,928     $117,210
      Serviced for Securitization
      Trusts and Others                     297,504      243,932      175,679      118,818       73,741
                                           --------     --------     --------     --------     --------
         Total servicing portfolio         $391,648     $335,866     $283,887     $230,746     $190,951
                                           ========     ========     ========     ========     ========


         The Company has experienced significant growth in its volume of Contracts purchased since the quarter ended March 31, 1996. Contract volume has increased to $99.7 million for the quarter ended March 31, 1997 from $57.2 million for the quarter ended March 31, 1996, representing an increase of 74%. The growth in Contract volume is attributable primarily to the increase in the number of Dealers participating in the Company's programs, which increased to 2,613 Dealers at March 31, 1997 from 1,271 Dealers at March 31, 1996, representing an increase of 106%. The growth in Contract volume has resulted in an increase in the Company's servicing portfolio. The servicing portfolio at March 31, 1997 was $ 391.6 million compared to $191.0 million at March 31, 1996, representing an increase of 105%. Although overall volume was up slightly for the quarter ended March 31, 1997, the Company expects volume to decrease, reflecting the Company's deliberate slowing down of Contract acquisitions while management focuses on strengthening the Company's infrastructure and improving liquidity and credit quality. See "Results of Operations - Three Months Ended March 31, 1997 and 1996 - Operating Expenses."

Revenues

                                                          For the Quarters Ended
                                                          ----------------------
   Revenue Data:                   Mar 31, 1997  Dec 31, 1996  Sep 30, 1996  Jun 30, 1996  Mar 31, 1996
                                   ------------  ------------  ------------  ------------  ------------
   (dollars in thousands)
   Interest income:
      Loan Contracts                    $ 4,154       $ 4,260       $ 4,835       $ 4,704        $3,970
      Lease Contracts                     1,724         1,652         1,284         1,206         1,101
                                        -------       -------       -------       -------        ------
          Total interest income           5,878         5,912         6,119         5,910         5,071
   Non-automobile interest income            62            76            92           133           114
   Gain on sale of Contracts              4,875         6,445         7,147         3,283         2,997
   Other income                           2,971         3,443         1,220         1,934         1,517
                                        -------       -------       -------       -------        ------
           Total revenues               $13,786       $15,876       $14,578       $11,260        $9,699
                                        =======       =======       =======       =======        ======



         The Company generates revenues primarily through the purchase, sale and ongoing servicing of Contracts. The Company earns interest income and fees on Contracts purchased and held in portfolio, including those awaiting securitization. Upon the sale of loan Contracts through the Company's securitization program, the Company recognizes a gain on sale of loan Contracts. The Company continues to service these loan Contracts and earns a servicing fee currently equal to three percent per annum of the outstanding principal balance of the Contracts sold. The Company also receives revenues from the sale of insurance and related products and other miscellaneous fees.

         Revenues increased from $9.7 million for the quarter ended March 31, 1996 to $13.8 million for the quarter ended March 31, 1997, due primarily to an increase in the size of the securitization transaction and the overall growth in the servicing portfolio. Notwithstanding this increase, revenues decreased when comparing the quarter ended December 31, 1996 to the quarter ended March 31, 1997, due primarily to a lower gain on sale recorded during the quarter ended March 31, 1997. See "Gain on Sale of Contracts."

         Net Interest Income. Net interest income is the difference between the interest earned on Contracts held in portfolio, including those awaiting securitization, and the interest costs associated with the Company's borrowings to finance such Contracts. Net interest income will fluctuate and be impacted by the spread between the portfolio yield and the cost of the Company's borrowings, changes in overall Contract acquisition volume and the timing of securitizations. The following table illustrates the weighted average net interest rate spread (expressed as a percentage) earned on Contracts acquired:


                                                    For the Quarters Ended
                                                    ----------------------
                                 Mar 31,       Dec 31,      Sep 30,       Jun 30,       Mar 31,
Net Interest Spread:              1997          1996         1996          1996          1996
                                  ----          ----         ----          ----          ----
   Interest Income (1):
      Loan Contracts             20.77%        20.94%       23.25%         21.78%        19.29%
      Lease Contracts            19.05         19.53        18.02          16.45         16.02
                                 -----         -----        -----          -----         -----
         Total automobile
         Contracts               20.23         20.53        21.91          20.56         18.55
      Non-automobile Contracts    9.15         11.05        13.27          17.41         13.18
                                 -----         -----        -----          -----         -----
         Total                   19.98         20.30        21.70          20.48         18.38

   Interest Expense (2)          10.03         10.21        10.32          10.80         10.12
                                 -----         -----        -----          -----         -----
   Net interest spread            9.95%        10.09%       11.38%          9.68%         8.26%
                                 =====         =====        =====          =====         =====
   -----------------------------------------

(1) Represents interest income expressed as a percentage of average receivables outstanding

(2) Represents interest expense as a percentage of average total debt outstanding.

         Gain on Sale of Contracts. The Company sells its loan Contracts through its securitization program. The Company recognizes a gain on sale of loan Contracts equal to the net proceeds received on the transaction, including the cash used to fund the spread account, less the allocated carrying value of the loan Contracts sold. The gain is recorded in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") whereby a portion of the carrying amount of the loan Contracts sold is allocated to any assets retained, typically an interest-only strip, based on a measurement using relative fair values. Any newly created interest in the securitization, typically the funding of a spread account, is recorded at fair value.

         An interest-only strip receivable ("interest strip") results from the Company's right to receive any excess interest cash flows collected on the loan Contracts sold. Excess interest cash flows are computed as the difference between the weighted average interest rate earned on the loan Contracts sold and the interest rate paid to investors in the securitization transaction, adjusted for any contractual servicing fees paid to the Company. In determining the fair value of an interest strip, the Company computes the present value of the excess interest cash flows using estimates for net credit losses and prepayments. The discount rate used is one that the Company would expect market participants would use for similar financial instruments. Currently, the Company is not receiving its distribution of contractual servicing or excess interest cash flows associated with its securitization trusts as they are being used as credit enhancements based on the terms of the securitization agreements. See "Liquidity and Capital Resources - Securitizations."

          The gain on sale of loan Contracts is affected by, among other things, the amount of loan Contracts sold in the securitization transaction, the net spread on the transaction, upfront costs of the transaction and estimated net losses and prepayments on the loan Contracts. Net spread is the major component of the total gain on sale. The following table illustrates the net spread for each of the Company's securitizations:


    Securitization                                      Weighted        Interest Rate
    --------------                    Securitized        Average         Rate Paid to     Gross            Net
    (dollars in thousands)              Balance       Contract Rate      Investors(1)    Spread(2)      Spread(3)
                                        -------       -------------      ------------    ---------      ---------
    1997-1 Auto Trust........          $ 82,392           19.54%           8.32%           11.22%          8.22%
    1996-4 Auto Trust........            88,044           19.50%           7.02%           12.48%          9.48%
    1996-3 Auto Trust........            70,052           19.37%           7.42%           11.95%          8.95%
    1996-2 Auto Trust........            49,500           19.20%           7.58%           11.62%          8.62%
    1996-1 Auto Trust........            40,750           19.26%           7.47%           11.79%          8.79%
    1995-1 Auto Trust........            40,136           19.58%           7.10%           12.48%          9.48%
                                       --------
      Total..................          $370,874
                                       ========

----------------------------

(1) Weighted average interest rate paid to investors in the Securitization transaction.

(2) Difference between weighted average Contract rate and weighted average interest rate paid to investors.

(3)      Difference between gross spread less contractual servicing fees.

         The decrease in the net spread for the 1997-1 transaction was attributable to a higher interest rate paid to investors due to (i) a rise in the required rate of return by investors in the transaction and (ii) a rise in the market interest rate used to price securitization transactions. These two factors led to an increase in the interest rate paid to investors of 130 basis points when compared to the 1996-4 transaction, resulting in a lower gain on sale of loan Contracts recorded during the quarter ended March 31, 1997.

         Net Servicing Fee Income. Throughout the life of the loan Contract sold to trusts, the Company earns a contractual servicing fee from the securitization trust, currently equal to three percent per year of the principal balance outstanding. Servicing fees are reported as income when earned, net of any amortization of interest strips. Net servicing fees may be reduced from those that are contractually due if the Company believes that estimated future cash flows would be insufficient to recover the carrying value of the retained interest in securitizations. Servicing costs are charged to expense as incurred. Net servicing fee income increased from $557,000 for the quarter ended March 31, 1996, representing servicing income from two securitization trusts, to $722,000 for the quarter ended March 31, 1997, representing servicing income from six securitization trusts.

         Net servicing fee income and the retained interest in securitizations may be impacted by changes in the amount of losses and levels of prepayments from those assumed by the Company at the time of the securitization. To the extent the assumptions used are materially different from actual results, the amount of excess interest cash flows received by the Company over the remaining life of the securitization could be significantly affected.

         Other Income. The Company generates revenues from the sale of a variety of insurance and related products to Dealers and its customers. The Company, acting as agent for third party insurance companies, offers insurance products. The Company recognizes as revenue the commissions or fees received upon the sale of these products to customers. Other fees consist primarily of late fees earned on the Company's servicing portfolio. Insurance and other fees have continued to increase due primarily to the increase in the volume of Contracts purchased and the growth in the servicing portfolio.

Results of Operations

         The following table presents the principal components of the Company's net income for the periods presented:

                                                     For Quarters Ended
                                                     ------------------
                                             March 31, 1997      March 31, 1996
                                             --------------      --------------
                                                    (dollars in thousands)

   Net interest income                          $3,129               $2,700
   Gain on sale of loan Contracts                4,875                2,997
   Servicing fees and other income               2,971                1,517
                                                ------               ------

        Total revenue                           10,975               7,214
   Provision for credit losses                  (1,967)               (891)
   Operating expenses                           (8,753)             (3,224)
   Non-cash charge for escrow shares                --                (107)
                                                ------              ------

   Income before taxes                             255               2,992
   Provision for income taxes                      (97)             (1,174)
                                                ------              ------
        Net Income                              $  158              $1,818
                                                ======              ======

Three Months Ended March 31, 1997 and 1996.

         Net Interest Income. Net interest income increased to $3.1 million for the quarter ended March 31, 1997 from $2.7 million for the quarter ended March 31, 1996. This increase is primarily attributable to lower cost of funds achieved through a lower-cost warehousing facility which was not utilized as extensively during the comparable quarter in 1996. Additionally, the cost of funds decreased as the Company financed a portion of its Contracts through available working capital rather than debt during the quarter ended March 31, 1997. See "Liquidity and Capital Resources."

         Gain on Sale of Contracts. The Company completed a $82.3 million and a $40.8 million securitization during the quarters ended March 31, 1997 and 1996, respectively, resulting in gains on sale of $4.9 million and $3.0 million, respectively. The increase in the gain on sale is due primarily to an increase in the amount of the loan Contracts securitized offset by a higher interest rate paid to investors.

         Net Servicing Fees and Other Income. Net servicing fee income increased to $722,000 for the quarter ended March 31, 1997, from $557,000 for the quarter ended March 31, 1996 due to the completion of additional securitizations. Other income, consisting of insurance income and other fees, also increased to $2.2 million from $958,000 for the quarter ended March 31, 1997 and 1996, respectively. This increase is due to the increase in the volume of Contracts acquired and the growth of the servicing portfolio to $392 million at March 31, 1997 from $191 million at March 31, 1996.

         Provision For Credit Losses. During the quarter ended March 31, 1997, the Company recorded a provision for credit losses totaling $2 million compared to $900,000 for the same quarter of the preceding year. This increase related primarily to provisions recorded for an estimate of possible losses that may be incurred in connection with the acquisition of Contracts during the quarter ended March 31, 1997, and with the performance of previously purchased Contracts.

         Operating Expenses. Operating expenses increased from $3.3 million for the quarter ended March 31, 1996 to $8.8 million for the quarter ended March 31, 1997. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 9.63% and 7.73% for the quarters ended March 31, 1997 and March 31, 1996, respectively, on an annualized basis.

         This increase was attributable to the hiring of additional personnel in almost every area of the Company's operations to support its growth. In addition, the acquisition of Special Finance Inc. ("SFI") in June 1996 contributed significantly to the increase in operating expenses for the quarter ended March 31, 1997. The Company has reviewed the operations of SFI during the first quarter ended March 31, 1997 to identify any redundancies which could be eliminated. While full consolidation of personnel is intended to be completed by the end of the third quarter 1997, the Company began reducing staff in April 1997.

         Other planned changes to the Company's infrastructure include the conversion of the Company's servicing system which is scheduled to be completed by the end of the third quarter ending September 30, 1997. Once completed, the Company will have fully integrated application processing, servicing, and accounting systems that will further enhance the Company's operating efficiency.

         Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholders' equity. During the quarter ended March 31, 1997, the Company was not required to take a charge as the shares were fully earned by December 31, 1996.

         Net Income. Net income for the quarter ended March 31, 1997 was $158,000 or $0.02 per fully diluted share. This compares to net income of $1.8 million or $0.24 per fully diluted share for the quarter ended March 31, 1996.

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

         Acquisition Discounts. The Company purchases Contracts from Dealers at discounts from their stated principal amount to provide for credit risk. The discounts typically range from 2% to 10%. The amount of the discount varies based upon the credit risk and the terms of the transaction and the quality of the collateral. Any discount which management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as income using the level-yield method of accretion. Currently, management is allocating the entire amount of discount to the reserves available for credit losses and expects to continue to do so in the foreseeable future.

         Reserves Available for Credit Losses. In the event of a payment default, the liquidation proceeds of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains reserves available for credit losses at amounts which the Company believes are adequate to absorb future credit losses on Contracts subject to non-recourse arrangements which are held in portfolios and during the warehousing period. The reserves available for credit losses are comprised of the acquisition discounts, dealer reserves, and an allowance for credit losses. On a quarterly basis, the Company evaluates the adequacy of the reserves available for credit losses by analyzing the Contract portfolios in their entirety using a "static pool analysis" method in which the historical charge-offs are stratified according to the Contract origination date. These Contracts are grouped together by calendar month of origination, and the related historical charge-off experience on such Contracts is analyzed to evaluate the reasonableness and adequacy of the reserves available for credit losses. This analysis takes into consideration historical loss experience, current economic conditions, levels of repossessed assets, delinquency experience, seasoning of Contracts, and other relevant factors. Should management deem the level of acquisition discounts and dealer reserves to be inadequate, an additional provision for credit losses will be recorded to increase the allowance for credit losses and, therefore, the overall level of reserves available for credit losses. Currently, the Company allocates the entire discount to the reserves available for credit losses.

         The following table sets forth information regarding credit loss experience of the total servicing portfolio for the periods presented:


                                                           For the Quarters Ended
                                                           ----------------------
   Credit Losses:(1)(4)                       Mar 31, 1997     Dec 31, 1996     Mar 31, 1996
                                              ------------     ------------     ------------
   (dollars in thousands)
   Loan Contracts Serviced(5):
      Gross charge-off percentage (2)                17.06%           17.58%            6.02%
      Net charge-off percentage (3)                  15.04%           14.90%            4.19%

   Lease Contracts Serviced(5):
      Gross charge-off percentage (2)                11.77%           13.33%            6.40%
      Net charge-off percentage (3)                  10.35%           12.78%            5.57%

   Total Loan and Lease Contracts
   Serviced(5):
      Gross charge-off percentage (2)                16.47%           17.08%            6.08%
      Net charge-off percentage (3)                  14.52%           14.65%            4.41%

   Special Recourse Contracts Serviced(5):
      Gross charge-off percentage (2)                   --               --               --
      Net charge-off percentage (3)                     --               --               --

   Total Serviced Portfolio(5):
      Gross charge-off percentage(2)                 15.83%           15.99%            5.40%
      Net charge-off percentage(3)                   13.96%           13.71%            3.92%


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

(4)      Percentages for the quarters presented have been annualized.

(5) Contracts serviced are computed as the average principal balance outstanding during the period plus inventory on hand.

         During the first quarter 1997, the Company changed its policies and enhanced its procedures regarding repossessions. These changes included, where permitted by law, moving up the date of repossession upon default. Collectors may now recommend repossession for first payment defaults that are 30 days past due and for all other delinquent accounts, 45 days from the date of last payment. This accelerates the date of repossession by an average of 30 days. Management believes that these changes will result in lower loss severity and improved liquidity through the faster sale of vehicle inventory, however, there can be no assurance to that effect.

         Due to the Company's increasing ability to remarket vehicles through its J.D. Byrider franchise and other outlets, the Company's level of repossessed inventory, both on and off balance sheet, at March 31, 1997, was $6.1 million, or 1.57% of the total serviced portfolio, from $5.9 million, or 1.75% of the total serviced portfolio, at December 31, 1996, and from $4.4 million, or 2.31% of the total serviced portfolio, at March 31, 1996.

         The Company charges off the entire outstanding amount of a loan subsequent to a debtor's bankruptcy filing, in accordance with its charge-off policy. The Company expects to recover more than half of these amounts as a result of payments made by the borrower either through negotiation or a court order, or by the recovery and sale of the vehicle, however, there can be no assurance to that effect. Such recoveries represent future replenishment of reserves for credit losses.

         Delinquency Experience. The Company attempts to minimize credit losses by monitoring the level of delinquencies through follow up and collection of delinquent accounts. The following table reflects the Company's delinquency experience for the periods presented:



                                             As of               As of              As of
                                          Mar 31, 1997       Dec 31, 1996        Mar 31, 1996
                                          ------------       ------------        ------------
Delinquency(1) (2)
   Loan Contracts Serviced
     Delinquencies:
      31-60 Days                                  9.82%             10.30%               6.91%
      61-90 Days                                  3.16%              3.38%               2.30%
      Greater than 90 Days                        1.70%              1.52%               2.12%
                                                 -----              -----               -----
            Total                                14.68%             15.20%              11.33%
                                                 =====              =====               =====

   Lease Contracts Serviced
     Delinquencies:
      31-60 Days                                  9.07%              6.47%               5.44%
      61-90 Days                                  2.82%              2.00%               1.82%
      Greater than 90 Days                        1.90%              2.54%               1.10%
                                                 -----              -----               -----
            Total                                13.79%             11.01%               8.36%
                                                 =====              =====               =====


Recourse Contracts Serviced
Delinquencies:
      31-60 Days                                 10.48%              9.69%              12.41%
      61-90 Days                                    --                 --                  --
      Greater than 90 Days                          --                 --                  --
                                                 -----              -----               -----
            Total                                10.48%              9.69%              12.41%
                                                 =====              =====               =====


Total Contracts
Delinquencies:
      31-60 Days                                  9.77%              9.85%               7.15%
      61-90 Days                                  3.01%              2.99%               2.34%
      Greater than 90 Days                        1.66%              1.57%               2.15%
                                                 -----              -----               -----
            Total                                14.44%             14.41%              11.64%
                                                 =====              =====               =====

     ----------------------------

(1)      Table excludes non-automobile contracts.

(2) Table excludes certain portfolios which are accounted for on a cost recovery basis.

         The Company has prepared analyses of its automobile finance Contracts, based on its own credit experience and available industry data, to identify the relationship between contract delinquency and default rates at the various stages of a contract's repayment term. The results of the analyses suggest that the probability of a contract becoming delinquent or going into default is highest during the "seasoning period" which typically begins 3 to 4 months, and typically ends 12 to 14 months, after the origination date. The Company believes as Contract volume continues to escalate, an increasingly greater portion of the Company's portfolio is expected to fall into the "seasoning period" described above, causing a rise in the overall portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature Contracts with lower delinquency and default rates is sufficient to reduce the portfolio delinquency and default rates.

Liquidity and Capital Resources

         The Company's business requires substantial cash to support its growth in the rate of acquisition of new Contracts and to fund its expenses. The Company has historically operated on a negative operating cash flow basis and expects to continue to do so as long as the volume of Contracts continues to grow. As a result of the historical growth rate, the Company has been required to use increasingly larger amounts of cash than it generated from its operating activities. The Company has funded these negative cash flows by drawing against its available warehouse and credit facilities. These facilities provide for between 80% and 90% of the principal balance of the Contracts. The Company funds the remainder of the purchase price through its capital.

         In connection with the securitization of loan Contracts, the Company is required to fund reserve accounts related to each transaction. The Company funds these reserve accounts through a combination of an initial cash deposit and the capture of contractual servicing and excess interest cash flows until such reserve accounts reach predetermined levels. These levels may be increased depending on the delinquency and loss experience of the trusts. Currently, all of the reserve accounts related to the Company's securitizations are building to their required levels, and, accordingly, the Company is not receiving its distributions of cash flows.

         The Company has experienced recent liquidity concerns due to a combination of certain factors relating to the operation of its securitization trusts and the acquisition of certain Contracts which either are pending financing or are in the process of being financed in a more efficient manner. Recently, the Company has, in the normal course of its business, acquired lease Contracts and contracts under its recourse program which currently are not financed through the Company's existing warehouse and credit facilities, or are financed under temporary arrangements pending placement under more efficient funding sources. The Company intends to find alternative financing for these assets.

         The Company is actively pursuing sources to fully and efficiently finance its Contracts and related assets. In addition, the Company continues to explore alternative structures for securitization of its loan Contracts in order to achieve a lower cost of financing and to maximize the proceeds from the securitization transactions. As the Company continues to increase the volume of Contracts purchased, it must secure capital to support its growth and to repay outstanding indebtedness due within the short-term. See "Private Placement of Convertible Subordinated Debentures, Warrants and Common Stock." Towards that end, the Company announced, during the quarter ended March 31, 1997, that it has retained an investment banking firm as an advisor to review financial alternatives for the Company. The Company's growth has been facilitated by its ability to complete public and private placements of debt and equity securities, although there can be no assurances that the Company will be able to continue to generate capital through such placements of debt and equity securities in the future.

Sources of Liquidity and Capital Resources:

         Through March 31, 1997, the Company had secured its principal sources of financing through senior indebtedness comprised of its warehouse facility, revolving credit facilities and its specialized borrowing facility, as well as subordinated indebtedness consisting of unsecured subordinated debentures. In addition, the Company secures liquidity through the securitization of its loan Contracts.

         The following table illustrates the Company's sources of financing as of March 31, 1997 and 1996.


           Sources of Financing:                            March 31, 1997        March 31, 1996
           ---------------------                            --------------        --------------
                                                                (dollars in thousands)
           Warehouse Facility:
           Available Line                                         $100,000               $50,000
           Outstanding Balance                                      27,357                21,428

           Revolving Credit Facilities:
           Available Line                                           45,000                45,000
           Outstanding Borrowings                                   28,006                19,248

           Revolving Line of Credit Facility:
           Available Line                                            4,269                    --
           Outstanding Borrowings                                    3,738                    --

           Specialized Borrowing Facility                              595                37,907

           Subordinated Debentures:
           Issued - Cumulative                                      38,825                23,825
           Converted to Common Stock - Cumulative                  (14,925)               (8,260)
                                                                  --------               -------
           Outstanding                                              23,900                15,565
                                                                  --------               -------

           Note Due to Stockholder                                     678                 2,962
                                                                  --------               -------

           Total Outstanding Borrowings                            $84,274               $97,110
                                                                  ========               =======

           Net Proceeds from Sales of Loans Under
               Securitizations                                     $75,879               $40,744
                                                                   =======               =======


         Warehouse Facility. During September 1995, the Company entered into a $50 million warehouse facility (the "Greenwich Facility") with Greenwich Capital Financial Products, Inc. ("Greenwich"). In November 1996, the Greenwich Facility was increased to $100 million. This facility is structured as a reverse repurchase agreement which is characterized as borrowings for financial reporting purposes. Under the terms of this facility, the Company receives an advance of approximately 88% of the outstanding principal balance of the loan Contract at an interest rate of 2.25% over 30 day LIBOR. If at any time during the financing period 88% of the market value of the Contract is less than the amount advanced, Greenwich may require the Company to transfer money or additional Contracts to Greenwich until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Greenwich Facility is for one year, automatically renewable for an additional year, unless Greenwich provides the Company with notice of its intent to terminate within 60 days of such renewal. At March 31, 1997, the Company had $27.4 million outstanding under the Greenwich Facility.

         The Greenwich Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million, prohibition upon a debt to equity ratio in excess of 8 to 1, and the maintenance of certain loan portfolio performance criteria. For the purpose of the Greenwich Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At March 31, 1997, the Company was in compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

         An event of default is also deemed to occur under the Greenwich Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers).

         The Company uses the Greenwich Facility to purchase loan Contracts with the objective of selling such Contracts through securitization transactions. Towards that end, since the fourth quarter of 1995, the Company has completed the sale of in the aggregate of approximately $371 million of automobile loans in privately-placed securitization transactions. The proceeds from the Company's securitization transactions have historically been used to pay down its warehouse facility, thereby making the warehouse facility available to fund acquisitions of additional Contracts.

         Revolving Credit Facilities. In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress") which has recently been extended until March 1998. The Congress Facility bears interest at a floating rate of 2% over the prime rate of CoreStates Bank, N.A., with interest payable monthly. The facility is secured by certain loan and lease Contracts. The Congress Facility can be utilized for the financing of additional Contract purchases which meet certain credit guidelines established by Congress, in its sole discretion. As of March 31, 1997, the Company had $3.2 million outstanding under this credit facility.

         During February 1994, the Company entered into a $5 million one-year revolving credit facility (the "GECC Facility") with GE Capital Credit Corp. ("GECC"). In September 1994, the GECC Facility was increased to $10 million. The GECC Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease and loan Contracts. Principal is repaid monthly according to an agreed upon schedule. In March 1995, the GECC Facility line was increased to $25 million. At March 31, 1997, the Company had drawn down approximately $24.8 million under the facility. The GECC Facility is automatically renewed annually unless GECC provides the Company with notice of termination 90 days prior to such renewal. The Congress Facility and the GECC Facility are also subject to certain financial and operational covenants that are similar to those imposed under the Greenwich Facility.

         Revolving Line of Credit Facility. During September 1996, the Company entered into a one year $3.5 million revolving line of credit (the "LOC Facility") with a private third party. The LOC Facility is renewable at the lender's discretion for an additional one year period, provided the Company meets certain conditions. The LOC Facility bears interest at 13% with interest payable monthly. The LOC Facility is secured by certain loan and lease Contracts. As of March 31, 1997, the Company had drawn down approximately $2.7 million under the Facility.

         In December 1996, the LOC Facility was amended to provide for financing for an additional $6.0 million on certain of the Company's advances to dealers under its recourse program. Advances under this portion of the facility were for renewable ninety day periods and bear interest at 14.00%. At March 31, 1997, the borrowings under this portion of the facility totaled approximately $1.0 million. In April 1997, by agreement with the lender, the borrowings under this arrangement were paid down to and were capped at $770,000, and the maturity date was set at September 1997.

         Specialized Borrowing Facility. Since inception, the Company has secured a significant amount of its financing through borrowings classified as debt participation interests, in which the Company has sold an undivided interest, typically 80% to 90%, in portfolios of receivables on a full recourse basis to financial institutions and individual lenders. As of March 31, 1997, the Company had an existing series of borrowings under a specialized borrowing facility with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $595,000. Approximately $84,000 of the Fairfax financing has been utilized to acquire Contracts. Borrowings under this facility are subject to interest at prime plus 2.5% fixed at the time of the financing. The remaining approximately $511,000 of the Fairfax financing has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%, respectively.

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

         Under the Company's participation agreements, collections received from receivables securing the participations are deposited into restricted trust bank accounts pending distributions to participation holders. Distributions generally are disbursed to participants once each month for the previous month's collections.

         Distributions under some participation agreements with Fairfax include deposits of a portion of the collections into segregated, interest-bearing reserve accounts held for the benefit of the Company at Fairfax. These reserve accounts are returned to the Company once the principal balances under the participation agreements are reduced to certain levels.

         The balances of the trust accounts pending settlement with participants and the balance of the reserve accounts on deposit with Fairfax are reflected on the Company's balance sheet as "Restricted Cash".

         Private Placement of Convertible Subordinated Debentures, Warrants and Common Stock. The Company has secured a significant component of its working capital through the private placement of debt and equity securities. During the period from April 1995 through September 1996, the Company completed the offering and sale in private placement transactions of $38.8 million of convertible subordinated debentures (the "Debentures") as well as 176,500 shares of its common stock which yielded net proceeds of $2.1 million.

         Through March 31, 1997, an aggregate of $14.9 million principal amount of the Debentures were converted into 1,710,141 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) at conversion prices ranging from $7.50 to $11.00. The conversion price of certain Debentures is subject to decrease by virtue of price protection and adjustment features contained in such Debentures. If the Debentures were converted based upon the closing market price of the Common Stock of $2.49 as of May 14, 1997, the Company would be caused to issue 12,017,550 shares of Common Stock.

         As of March 31, 1997 the Company had $23.9 million principal amount of Debentures outstanding, with maturity dates as follows: (i) $3.4 million during the quarter ending June 30, 1997; (ii) $10.0 million during the quarter ending December 31, 1997; (iii) $3.0 million during the quarter ending June 30, 1998;
(iv) $5.0 million during the quarter ending September 30, 1998; and (v) $2.5 million during the quarter ending March 1999.

         The Company's liquidity and capital resources are affected by the trading price of the Company's Common Stock. In view of the recent adverse publicity affecting the non-prime market and the decline in the trading price of the Company's Common Stock, management is uncertain as to the likelihood that the holders of the Debentures will convert at their scheduled maturity date. If such Debenture holders decide not to convert, the Company would be required to allocate $13.4 million in liquidity and capital resources towards repayment of principal on such Debentures during 1997.

         If the stock achieves certain trading prices ranging from $18 to $25, the Company has the right to serve notice of redemption on the holders of approximately $16 million of the Debentures for the principal amount thereof (together with accrued interest). A notice to redeem would likely yield conversion of the Debentures (since the average trading price of the stock necessary to redeem would yield a greater profit to the Debenture holders upon conversion rather than redemption).

         The Company has issued 2,964,625 warrants at exercise prices between $7.50 and $15.00. To date, none of the warrants have been exercised. If exercised, the Company would receive aggregate gross proceeds of approximately $29.7 million. The exercise price of certain warrants and the proceeds thereof are subject to decrease by virtue of price protection and adjustment features contained in such warrants.

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

         Securitizations. Securitization of loan Contracts is an integral part of the Company's continuing financing strategy which (i) provides a lower cost of financing; (ii) allows the Company to increase its liquidity; (iii) provides for redeployment of capital; and (iv) reduces risks associated with interest rate fluctuations. The Company uses the net proceeds from a securitization to pay down the loans outstanding under its warehouse facilities, thereby creating availability to purchase additional loan Contracts. The Company has completed six securitizations totaling approximately $370.9 million. The following is a summary of the basic structure of the Company's securitizations. There can be no assurances, however, that the Company will continue to use this structure for future securitizations.

         The Company transfers a pool of loan Contracts to a trust (the "Trust") which simultaneously issues one or more classes of securities (the "Securities") backed by the assets of the Trust. The assets of the Trust include the loan Contracts and a reserve account. Initially, the Company makes a deposit into the reserve account and thereafter, it maintains the reserve account at certain levels (the "Maintenance Level") during the life of the securitization by depositing certain cash flows from the Trust which the Company would otherwise have received. The Company continues to service the loan Contracts and earns a contractual servicing fee of three percent per annum (the "Contractual Servicing Fee").

         The Securities are rated by Duff and Phelps Credit Rating Co. and/or Fitch Investors Services L.P., and are sold to investors in a private offering. These Securities carry fixed interest rate coupons, payable quarterly. Generally, all collections of interest and principal from loan Contracts are utilized to pay interest due on the Securities and to reduce the principal balance of the Securities. Collections of interest in excess of that required to pay for (i) the interest due on the Securities, (ii) ongoing fees and expenses of the Trust, and (iii) the Contractual Servicing Fees are deposited into the reserve account only to the extent necessary to maintain it at the required Maintenance Level. The remaining excess interest cash flows, if any, are paid to the Company. In the event that the collections of interest and principal from the loan Contracts are not sufficient to cover the required distributions of interest and principal on the Securities, the trustee may withdraw funds from the reserve account to make up for the shortfall.

         The Company sells its loan Contracts through its securitization program. The Company recognizes a gain on sale of Contracts equal to the net proceeds received on the transaction, including the cash used to fund the spread account, less the allocated carrying value of the loan Contracts sold. The gain is recorded in accordance with SFAS 125 whereby a portion of the carrying amount in the loan Contracts sold is allocated to any assets retained, typically an interest-only strip, based on a measurement using relative fair values. Any newly created interest in the securitization, typically the funding of a spread account, is recorded at fair value.

         The gain on sale through securitization has been a significant component of the Company's revenues in each of the quarters in which the securitization transactions have been completed. The Company believes that such gain on sale will continue to represent a significant source of the Company's revenues in all financial reporting periods in which the Company completes a securitization. If for any reason whatsoever, the Company is unable to complete a securitization during a quarter, then the Company's revenues for such period would decline and would result in lower income for that quarter. Also, failure to complete a securitization of the loan Contracts or delays in completing such securitization could further subject the Company to interest rate risk since the Company finances the loan Contracts through a floating interest rate warehouse facility.

         The Company continues to explore alternative structures for the securitization of its loan Contracts in order to achieve a lower cost of financing and to maximize the net proceeds from the securitization. However, there can be no assurances that the Company will be able to achieve this in the near future.

         Public Offering Of Common Stock. In December 1996, the Company completed an underwritten, secondary public offering of 2,500,000 shares of Common Stock at $7.50 per share, which yielded net proceeds of approximately $17.6 million. In January 1997, the Company's underwriters exercised their over allotment option to purchase an additional 375,000 shares of Common Stock at $7.50 per share. The net proceeds to the Company from this sale were approximately $2.5 million.

Uses of Liquidity and Capital Resources

         Purchase and Financing of Contracts. Purchasing of Contracts represents the most significant cash requirement. The Company funds the purchase price of loan Contracts primarily through its warehouse and credit facilities. However, because advance rates under these facilities generally provide for approximately 80% to 90% of the principal of loan Contracts, the Company is required to fund the remainder of the purchase price with other available cash resources.

         The Company has funded the purchase of lease contracts through the $25 million GECC Facility, which, at March 31, 1997, had an outstanding balance of approximately $24.8 million, and through funding on a temporary basis under the Greenwich facility and a credit facility with a private investor. In addition, as of May 14, 1997, the Company has financed the acquisition of new lease contracts through use of approximately $4.0 million of available working capital. The Company is currently exploring other financing sources and alternatives relative to the acquisition of new lease contracts, as well as the refinancing of contracts which are either temporarily financed or financed through equity capital.

         The Company has acquired loans under its recourse loan program for which it intends to arrange permanent financing. At May 14, 1997, the Company had loans outstanding under the program totaling approximately $5.0 million which had been acquired using the Company's equity capital and for which it is negotiating either permanent financing or sale of such loans.

         Securitization of Loan Contracts. In connection with the Company's securitization of loan Contracts, the Company is required to fund cash reserve accounts as credit enhancements to the transactions. The Company funds the reserve accounts through a combination of an initial cash deposit upon the close of each transaction, and through the capture of contractual servicing fees and excess interest cash flows until these reserve accounts reach determined levels. The amount of time required to fully fund each reserve account is dependent on numerous factors, including, but not limited to (i) the size of the initial deposit, (ii) the net interest rate spread, (iii) delinquencies and defaults, and (iv) liquidation of repossessed inventory. Currently, all of the reserve accounts related to the Company's securitizations are building to their required levels. Until such required level is achieved, however, the Company is prohibited from receiving its distribution of contractual servicing and excess interest cash flows. The trusts had $20.8 million in restricted cash held in such reserve accounts at March 31, 1997.

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

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management currently plans to adopt SFAS 128 in its annual report on Form 10-K for the year ending December 31, 1997. Basic earnings per share, as defined in SFAS 128, would not have been different than primary earnings per share for the quarter ended March 31, 1997.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements ending after December 15, 1997. Management currently plans to adopt SFAS 129 in its annual report on Form 10-K for the year ending December 31, 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  On April 16, 1997, a class action suit was filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Common Stock of the Company during the period April 2, 1996 through April 2, 1997. The complaint charges the Company and certain of its officers with violations of the anti-fraud provisions of the federal securities laws. The Plaintiff is seeking to recover damages on behalf of all purchasers of the Company's Common Stock during this period. The Company has reviewed the allegations in the complaint and believes them to be without foundation. The Company believes that it has complied at all times with its disclosure obligations and will vigorously defend any claims made against it. The Company is currently not a party to any other material litigation, although it is involved from time to time in routine litigation incident to its business.

Item     2. Changes in Securities

         None.

Item     3. Defaults Upon Senior Securities

         None.

Item     4. Submission of Matters to a Vote of Security Holders

         None.

Item     5. Other Information


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) changes in the level of future delinquencies, gross charge-offs and recoveries; (ii) the Company's ability to implement its planned consolidation and reduction in operating expenses; (iii) the Company's ability to retain existing or obtain additional financing at rates and upon terms acceptable to the Company in order to maintain and expand its portfolio of finance contracts and to continue the periodic warehousing and sale of such contracts in securitization transactions; (iv) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to obtain financing through the placement of debt and equity securities, and upon the likelihood of conversion of outstanding debentures and the exercise of outstanding warrants; (v) the potential depressive impact an influx of shares into the market may have upon the trading price of the Company's common stock upon the resale of shares issuable upon the conversion of outstanding debentures or upon the exercise of outstanding warrants; (vi) the sensitivity of the Company's business to general economic conditions associated with the non-prime market, including risks associated with interest rate fluctuations, default and prepayment of contracts, market concentrations and risks associated with recovery of residual value;
(vii) the reliance of the Company upon the continued service of its executive officers; (viii) the Company's ability to remain in compliance with numerous federal and state consumer protection laws and regulations; and (ix) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits


           Exhibit No.                    Description                                    Method of Filing
           -----------                    -----------                                    ----------------
           10.42       Administration Agreement among NAL Auto                            Filed herewith
                       Trust 1997-1, NAL Acceptance Corporation
                       and Bankers Trust Company dated as of March
                       1, 1997

           10.43       Receivables Purchase Agreement among NAL Acceptance                Filed herewith
                       Corporation, Autorics, Inc. and Autorics II, Inc. dated
                       as of March 1,1997

           10.44       Sale and Servicing Agreement among NAL Auto Trust 1997-1,          Filed herewith
                       Autorics II, Inc. NAL Acceptance Corporation and Bankers
                       Trust Company dated as of March 1, 1997

           10.45       Indenture between NAL Auto Trust 1997-1 and Bankers                Filed herewith
                       Trust Company dated as of March 1, 1997

           10.46       Trust Agreement between Autorics II, Inc. and Wilmington           Filed herewith
                       Trust Company dated as of March 1, 1997

           11          Statement re: computation of earnings per share                    Filed herewith

           27          Financial Data Schedule                                            Filed herewith

     (b)      Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NAL FINANCIAL GROUP INC.


Signature                              Title                            Date


/s/  Robert R. Bartolini      Chairman of the Board;                May 14, 1997
------------------------
     Robert R. Bartolini      President and Chief Executive
                              Officer of NAL; Chairman and
                              Chief Executive Officer of NAC


/s/  Robert J. Carlson        Senior Vice President of Finance      May 14, 1997
------------------------
     Robert J. Carlson