Form 10-Q
period 1997-06-30
NAL FINANCIAL GROUP INC
filed 1997-08-19
CIK 811644

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                           500 Cypress Creek Road West
                                    Suite 590
                         ------------------------------
                         Fort Lauderdale, Florida 33309

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

                  (1)      Yes          X            No
                                   -----------
                  (2)      Yes          X            No
                                   -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the Registrant's sole class of common stock, as of August 18, 1997 is 12,830,139 shares.

================================================================================

                            NAL FINANCIAL GROUP INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION*                                            PAGE

         Item 1. Consolidated Balance Sheets as of June 30,
                 1997 (Unaudited) and December 31, 1996                       1

                 Consolidated Statements of Operations for
                 the three months ended June 30, 1997 and
                 1996 (Unaudited) and for the six months
                 ended June 30, 1997 and 1996 (Unaudited)                     2

                 Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1997
                 and 1996 (Unaudited)                                         3

                 Notes to Consolidated Financial Statements                 4-8

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                8-30

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           30

         Item 2. Changes in Securities                                       32

         Item 3. Defaults Upon Senior Securities                             32

         Item 4. Submission of Matters to a Vote
                 of Security Holders                                         32

         Item 5. Other Information                                           32

         Item 6. Exhibits and Reports on Form 8-K                            34


         *The accompanying financial information as of June 30, 1997 and the quarter and six months then ended and the accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                                                   Jun 30, 1997 Dec 31, 1996
                                                                   -------------------------
ASSETS
   Cash and cash equivalents                                          $   1,536    $   6,781
   Restricted cash                                                          595        1,237
   Contract receivables, net                                             37,179       67,776
   Investment in operating leases, net                                   15,482       14,823
   Automobile inventory, net                                              2,899        2,141
   Retained interest in securitizations, net                             56,798       41,598
   Property and equipment, net                                            3,493        2,514
   Accrued interest receivable                                              280          620
   Debt issue costs, net                                                  1,515        2,114
   Goodwill, net                                                          3,263        3,535
   Other assets                                                           7,222        6,646
                                                                      ---------    ---------
TOTAL ASSETS                                                          $ 130,262    $ 149,785
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Credit and warehouse facilities                                    $  38,178    $  52,023
   Debt participation interests                                             486        3,145
   Convertible subordinated debt                                         21,718       24,873
   Accounts payable and accrued expenses                                  2,916        2,091
   Deferred taxes payable                                                 1,572        5,799
   Drafts payable                                                         2,645        2,867
   Other liabilities                                                      7,369        2,609
                                                                      ---------    ---------
TOTAL LIABILITIES                                                        74,884       93,407
                                                                      ---------    ---------

STOCKHOLDERS' EQUITY
    Preferred Stock - $1,000 par value:
      10,000,000 shares authorized, no shares issued                       --           --
    Common Stock - $.15 par value:
       50,000,000 shares authorized,
       12,093,198 shares outstanding at June 30, 1997 and
       9,847,367 shares outstanding at December 31, 1996                  1,814        1,477
   Paid in capital                                                       48,847       43,303
   Retained earnings                                                      4,854       11,598
   Unrealized (loss) on securities available
      for sale, net of taxes                                               (137)        --
                                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                               55,378       56,378
                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 130,262    $ 149,785
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                           For the Three Months      For the Six Months
                                           --------------------      ------------------
                                               Ended Jun 30,           Ended Jun 30,
                                               -------------           -------------
                                             1997        1996        1997        1996
                                             ----        ----        ----        ----
INTEREST INCOME:
   Finance charges                         $  4,955    $  5,889    $ 10,895    $ 11,074
   Interest expense                          (2,592)     (2,874)     (5,403)     (5,359)
                                           --------    --------    --------    --------
     Net interest income                      2,363       3,015       5,492       5,715
   Provision for credit losses               (3,450)       (898)     (5,417)     (1,789)
                                           --------    --------    --------    --------
     Net interest income (expense) after
       provision for credit losses           (1,087)      2,117          75       3,926
                                           --------    --------    --------    --------
OTHER INCOME:
   Gain on sale of contracts                    614       3,283       5,489       6,280
   Fees and other                            (2,570)      1,935         401       3,452
                                           --------    --------    --------    --------
      Total other income                     (1,956)      5,218       5,890       9,732
                                           --------    --------    --------    --------

OTHER EXPENSES:
   Salaries and employee benefits             4,463       1,456       9,164       3,042
   Depreciation and amortization                345         372         684         602
   Occupancy expense                            445         250         906         463
   Professional services                        430         426         591         725
   Telecommunications expense                   435         194         914         304
   Other operating expenses                   1,972       1,020       4,584       1,806
   Non-cash charge for release of escrow
      shares                                   --           100        --           207
                                           --------    --------    --------    --------
   Total other expenses                       8,090       3,818      16,843       7,149
                                           --------    --------    --------    --------

   Income (loss) before income taxes        (11,133)      3,517     (10,878)      6,509
   Provision (benefit) for income taxes      (4,231)      1,375      (4,134)      2,549
                                           --------    --------    --------    --------

NET INCOME (LOSS)                          ($ 6,902)   $  2,142    ($ 6,744)   $  3,960
                                           ========    ========    ========    ========

Primary Earnings (Loss) Per Share:

Net income (loss) available to common and
   common equivalent shares                ($ 6,902)   $  2,469    ($ 6,744)   $  4,651

Weighted average number of common and
   common equivalent shares                  10,933       8,654      10,602       8,307

Net income (loss) per share                ($  0.63)   $   0.29    ($  0.64)   $   0.56

Fully Diluted Earnings (Loss) Per Share:

Net income (loss) available to common
and common equivalent shares               ($ 6,902)   $  2,829    ($ 6,744)   $  5,238


Weighted average number of common and
   common equivalent shares                  10,933      10,640      10,602      10,028

Net income (loss) per share                ($  0.63)   $   0.27    ($  0.64)   $   0.52

The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    For the Six Months Ended June 30,
                                                                           1997            1996
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       ($  6,744)      $   3,960
   Adjustments to reconcile net income (loss) to net
    cash (used in) operating activities:
      Provision for credit losses                                           5,417           1,789
      Depreciation and amortization                                         9,625           1,418
      Gain on sale of contracts                                            (5,489)         (6,280)
      Non-cash charge for the release of escrow shares                       --               207
      Purchase of automobile finance contracts                           (124,068)       (115,446)
      Proceeds from securitization of automobile finance contracts        140,885          84,445
      Repayments of participations and credit facilities                 (219,492)       (124,161)
      Proceeds from participations and credit facilities                  202,988         120,501
   Changes in assets and liabilities:
      Other, net                                                          (28,522)          1,243
                                                                        ---------       ---------

Net cash (used in) operating activities                                   (25,400)        (32,324)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of operating lease vehicles                                    (3,768)         (2,047)
   Purchase of consumer finance contracts                                    --               (10)
   Payments received on contracts owned                                     8,761          23,747
   Proceeds from sale of automobile inventory                               7,843           5,953
   Purchase of property and equipment                                        (539)           (786)
                                                                        ---------       ---------


Net cash provided by investing activities                                  12,297          26,857
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Special Finance, Inc.                                         --              (750)
   Proceeds from issuance of subordinated debentures                         --            12,702
   Proceeds from issuance of term note                                      5,000            --
   Proceeds from issuance of common stock                                   2,500            --
   Payment of capital lease obligations                                       (67)           --
   Net borrowings (repayments) from (to) stockholder                          685          (2,919)
   Payment of debt issue costs                                               (260)           --
                                                                                        ---------

Net cash provided by financing activities                                   7,858           9,033
                                                                        ---------       ---------

Net increase (decrease) in cash and cash equivalents                       (5,245)          3,566
Cash and cash equivalents, beginning of period                              6,781             921
                                                                        ---------       ---------

Cash and cash equivalents, end of period                                $   1,536       $   4,487
                                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                $   4,125       $   3,206
                                                                        =========       =========

Cash paid during the period for taxes                                   $      15       $   1,110
                                                                        =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

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

     The Company is experiencing a significant liquidity issue. In response to this issue, the Company has deliberately slowed the acquisition of contract receivables. Furthermore, efficient financing sources are being pursued and emphasis has been placed on reducing overhead. The Company also continues to explore alternative structures for securitization of its loan contracts in order to maximize it proceeds from the securitization transactions. In addition, the Company is evaluating alternatives involving its sale or financial recapitalization. However, as of the date of this filing, the Company has been unsuccessful in concluding a sale or recapitalization, and is considering other alternatives, including reorganization or seeking other protection under the United States Bankruptcy Code. However, there can be no assurances that any of the alternatives currently being explored will be successful in addressing the Company's material liquidity concerns. However, the interim financial statements are prepared on the basis that the Company continues as a going concern and, accordingly, do not necessarily reflect liquidation values.

     Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

2.   Contract Receivables

     Contract receivables as of June 30, 1997 and December 31, 1996 consist of the following:
                                             Jun 30, 1997  Dec 31, 1996
                                             ------------  ------------
Automobile finance contracts:
   Gross contracts receivable                  $ 46,600       $ 78,900
      Less: Unearned interest                    (6,927)        (8,247)
                Deferred acquisition fees          --              134
                                               --------       --------
                                                 39,673         70,787
                                               --------       --------

Consumer contracts receivable:
   Gross contracts receivable                     1,446          1,766
      Less: Unearned interest                       (72)          (117)
                Purchase discount                   (45)           (83)
                                               --------       --------
                                                  1,329          1,566
                                               --------       --------

Mortgage loans receivable:
   Gross loans receivable                         1,190          1,354
      Less: Purchase discount                       (60)          (266)
                                               --------       --------
                                                  1,130          1,088
                                               --------       --------

Total contract receivables                       42,132         73,441
Reserves available for credit losses             (4,953)        (5,665)
                                               --------       --------

Total contract receivables, net                $ 37,179       $ 67,776
                                               ========       ========

     The reserves available for credit losses consist of an allowance for losses established through a provision from earnings, non-refundable purchase discount on automobile finance contracts purchased from dealers, and refundable reserves such as dealer holdback. Purchase discount represents the differential, if any, between the amount financed on a contract and the price paid by the Company to acquire the contract, net of any acquisition costs. Any discount on automobile finance contracts which management considers necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as interest income over the life of the contracts.

3.   Retained Interest in Securitizations

     Retained interest in securitizations consists of interest-only strip receivables, servicing fee receivables, accrued interest receivables and an investment in spread accounts.

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") effective January 1, 1997. In accordance with SFAS 125, all previously recognized excess servicing assets through December 31, 1996 have been reclassified to interest-only strip receivables ("interest strips"). Additionally, the excess interest cash flows associated with the securitizations completed during 1997 have also been characterized as interest strips. The Company has classified these interest strips as available for sale in accordance with Statement of Financial Accounting Standards No.
115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and, accordingly, any differences between fair value and the carrying amount are recorded in stockholders' equity, net of the related tax effects.

     Interest strips result from the sale of contracts through securitization whereby the Company retains an interest in the excess interest cash flows. Interest strips are computed as the differential between the weighted average interest rate earned on the contracts sold and the rate paid to the purchasers of the contracts, adjusted for any contractual servicing fees to be paid to the Company. The resulting differential represents an asset in the period in which the contracts are sold equal to the present value of estimated future excess interest cash flows adjusted for anticipated prepayments and losses. The estimated future cash flows have been discounted using discount rates that the Company would expect market participants to use for similar instruments.

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

     The investment in spread accounts represents the funding of cash reserve accounts, as credit enhancements, in order to achieve a specified rating from the credit rating agencies. The initial deposit is typically equal to a specified percentage of the aggregate principal balance of the contracts sold. The Company deposits the cash with a trustee, which in turn invests the cash in highly liquid securities.

     During the quarter ended June 30, 1997, the Company recorded a charge of $4.5 million against the recorded value in the interest strips due to the continual delay of receiving cash from the Company's securitizations and the Company's belief that the accrual of servicing fees on certain of the Company's securitizations would not be recoverable. This charge has been reflected in other income in the Company's Consolidated Statement of Operations.

     At June 30, 1997, the book value of the retained interest in securitizations consisted of the following components:

             Interest strips                             $20,702
             Servicing fee receivables                     7,399
             Accrued interest receivables                  3,524
             Investment in spread accounts                25,173
                                                         -------
             Retained interest in securitizations        $56,798
                                                         =======

4.   Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and non-employee director stock options (collectively, the "Plans").

     Pro forma information regarding net income (loss) and earnings (loss) per share had compensation expense been recorded at the grant date for awards under the Plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") has been determined as if the Company had accounted for the grants under the Plans in the periods ended June 30, 1997 and 1996 under the fair value method of SFAS 123.


                                                         Six Months Ended
                                                             June30,
                                                             -------
                                                        1997          1996
                                                        ----          ----

Pro forma net income (loss)                            ($6,849)      $5,108
Pro forma fully diluted earnings (loss) per share      ($ 0.65)      $ 0.51


5.   Supplemental Schedule of Non-Cash Investing and Financing Activities

     Non-cash investing and financing activities for the six months ended June 30, 1997 and 1996 are as follows:

                                       Jun 30, 1997     Jun 30, 1996

Conversion of subordinated debt            $2,000          $1,565
                                           ======          ======

Net transfers to automobile inventory      $9,856          $1,119
                                           ======          ======


6.   Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management currently plans to adopt SFAS 128 in its annual report on Form 10-K for the year ending December 31, 1997. Basic earnings per share, as defined in SFAS 128, would not have been materially different from primary earnings per share for the quarter and six months ended June 30, 1997.

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

7.   Commitments and Contingencies

     Between April, 1997 and June, 1997, nine class action suits were filed in the United States District Court for the Southern District of Florida on behalf of purchasers of the Common Stock of the Company during the period of April, 1996 through April, 1997. The complaints are generally similar in their allegations and charge the Company and certain of its officers with violations of the anti-fraud provisions of the federal securities laws. The plaintiffs seek to recover damages on behalf of themselves and all purchasers of the Company's Common Stock during this period. The class action suits are presently being consolidated into one case and the Company will not file its official response to the allegations until after such consolidation is completed. However, the Company has reviewed the allegations in the complaints and believe them to be without foundation. The Company believes that it has complied at all times with its disclosure obligations and plans to vigorously defend all claims made against it. The Company is not currently a party to any other material litigation, although it is involved from time to time in routine litigation incident to its business and operations.

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


                                                                   For the Quarters Ended
                                                                   ----------------------
Operating Data:                              Jun 30,       Mar 31,       Dec 31,       Sep 30,       Jun 30,
(dollars in thousands)                        1997          1997          1996          1996          1996
                                              ----          ----          ----          ----          ----
Contracts purchased during the period:
Loan Contracts                               $ 45,625      $ 94,024      $ 87,674      $ 76,647      $ 61,539
Lease Contracts                                 1,997         5,675        10,154         6,776         3,609
                                             --------      --------      --------      --------      --------
   Total Contracts Purchased                 $ 47,622      $ 99,699      $ 97,828      $ 83,423      $ 65,148
                                             ========      ========      ========      ========      ========
Number of Dealers (at end of period):           2,817         2,613         2,122         1,594         1,381
                                             ========      ========      ========      ========      ========
Servicing portfolio (at end of period):
   Owned                                     $ 58,140      $ 94,144      $ 91,934      $108,208      $111,928
   Serviced for Securitization Trusts         323,131       297,504       243,932       175,679       118,818
                                             --------      --------      --------      --------      --------
         Total servicing portfolio           $381,271      $391,648      $335,866      $283,887      $230,746
                                             ========      ========      ========      ========      ========

     Contract volume decreased to $47.6 million for the quarter ended June 30, 1997 from $65.1 million for the quarter ended June 30, 1996, representing a decrease of 27%. The decline in Contract volume during the quarter ended June 30, 1997 was a result of the Company's deliberate slowing of Contract acquisitions during the quarter. The Company expects volume to further decrease reflecting the Company's focus on strengthening the infrastructure and improving liquidity and credit quality. See "Results of Operations - Three Months Ended June 30, 1997 and 1996 - Operating Expenses."

Revenues

                                                       For the Quarters Ended
                                                       ----------------------
 Revenue Data:                       Jun 30,       Mar 31,      Dec 31,     Sep 30,      Jun 30,
(dollars in thousands)                 1997          1997        1996        1996         1996
                                       ----          ----        ----        ----         ----
Interest income:
   Loan Contracts                   $ 3,271       $ 4,154      $ 4,260      $ 4,835      $ 4,704
   Lease Contracts                    1,619         1,724        1,652        1,284        1,052
                                    -------       -------      -------      -------      -------
       Total interest income          4,890         5,878        5,912        6,119        5,756
Non-automobile interest income           65            62           76           92          133
Gain on sale of Contracts               614         4,875        6,445        7,147        3,283
Other income                         (2,570)        2,971        3,443        1,220        1,935
                                    -------       -------      -------      -------      -------
        Total revenues              $ 2,999       $13,786      $15,876      $14,578      $11,107
                                    =======       =======      =======      =======      =======

     The Company generates revenues primarily through the purchase, sale and ongoing servicing of Contracts. The Company earns interest income and fees on Contracts purchased and held in portfolio, including those awaiting securitization. Upon the sale of loan Contracts through the Company's securitization program, the Company recognizes a gain on sale of loan Contracts. The Company continues to service these loan Contracts and earns a servicing fee currently equal to three percent per annum of the outstanding principal balance of the Contracts sold. Currently, the Company is not receiving its distribution of cash related to this servicing fee as it is being used to further credit enhance the Company's securitizations. See "Liquidity and Capital Resources - Securitizations." The Company also receives revenues from the sale of insurance and related products and other miscellaneous fees.

     Revenues decreased from $11.1 million for the quarter ended June 30, 1996 to $3.0 million for the quarter ended June 30, 1997, due primarily to (i) a decrease in interest income resulting from a slowing of Contract acquisitions as well as a decline in the average Contracts held in portfolio and those awaiting securitization during the quarter ended June 30, 1997, (ii) a lower gain on sale recorded in the quarter ended June 30, 1997 due to an increase in the level of credit enhancements required to securitize the Contracts, (see "Gain on Sale of Contracts"), and (iii) a net servicing loss of $4.5 million included in other income resulting primarily from the continual delay of receiving cash from the securitizations, (see "Net Servicing Fee Income").

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

                                                        For the Quarters Ended
                                                        ----------------------
                                           Jun 30,     Mar 31,     Dec 31,    Sep 30,      Jun 30,
Net Interest Spread:                        1997        1997        1996        1996        1996
                                            ----        ----        ----        ----        ----
Interest Income (1):
      Loan Contracts                        20.66%      20.77%      20.94%      23.25%      21.78%
      Lease Contracts                       17.94       19.05       19.53       18.02       16.45
                                            -----       -----       -----       -----       -----
         Total automobile Contracts         19.69       20.23       20.53       21.91       20.56

      Non-automobile Contracts              10.18        9.15       11.05       13.27       17.41
                                            -----       -----       -----       -----       -----
         Total                              19.45       19.98       20.30       21.70       20.48

Interest Expense (2)                        10.61       10.03       10.21       10.32       10.80
                                            -----       -----       -----       -----       -----
Net interest spread                          8.84%       9.95%      10.09%      11.38%       9.68%
                                            =====       =====       =====       =====       =====

-----------------------------------------

(1) Represents interest income expressed as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average total debt outstanding.

     Gain on Sale of Contracts. The Company sells its loan Contracts through its securitization program. The Company recognizes a gain on sale of loan Contracts equal to the net proceeds received on the transaction, including the cash used to fund the reserve account, less the allocated carrying value of the loan Contracts sold. The gain is recorded in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") whereby a portion of the carrying amount of the loan Contracts sold is allocated to any assets retained, typically an interest-only strip, based on a measurement using relative fair values. Any newly created interest in the securitization, typically the funding of a spread account, is recorded at fair value.

     An interest-only strip receivable ("interest strip") results from the Company's right to receive any excess interest cash flows collected on the loan Contracts sold. Excess interest cash flows are computed as the difference between the weighted average interest rate earned on the loan Contracts sold and the interest rate paid to investors in the securitization transaction, adjusted for any contractual servicing fees to be paid to the Company. In determining the fair value of an interest strip, the Company computes the present value of the excess interest cash flows using estimates for net credit losses and prepayments. The discount rate used is one that the Company would expect market participants would use for similar financial instruments. Currently, the Company is not receiving its distribution of contractual servicing or excess interest cash flows associated with its securitization trusts as they are being used as credit enhancements based on the terms of the securitization agreements. See "Net Servicing Fee Income" and "Liquidity and Capital Resources - Securitizations".

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

                                               Weighted     Interest Rate
Securitization                 Securitized       Average       Paid to           Gross          Net
(dollars in thousands)           Balance      Contract Rate   Investors (1)    Spread (2)    Spread (3)
----------------------           -------      -------------   -------------    ----------    ----------
1997-2 Auto Trust(4) .......      $135,007       19.58%         7.89%            11.69%        8.69%
1996-4 Auto Trust ..........        88,044       19.50%         7.02%            12.48%        9.48%
1996-3 Auto Trust ..........        70,052       19.37%         7.42%            11.95%        8.95%
1996-2 Auto Trust ..........        49,500       19.20%         7.58%            11.62%        8.62%
1996-1 Auto Trust ..........        40,750       19.26%         7.47%            11.79%        8.79%
1995-1 Auto Trust ..........        40,136       19.58%         7.10%            12.48%        9.48%
                                  --------
Total ......................      $343,489
                                  ========


----------------------------

(1) Weighted average interest rate paid to investors in the securitization transaction.
(2) Difference between weighted average Contract rate and weighted average interest rate paid to investors.
(3)  Difference between gross spread less contractual servicing fees.
(4) Amount includes $72.4 million in loan Contracts securitized in the 1997-1 transaction which had a weighted average contract rate, gross and net spread of 19.54%, 11.22% and 8.22%, respectively.

     During the quarter ended June 30, 1997, the 1997-1 transaction, which was sold during the quarter ended March 31, 1997, was combined into the 1997-2 securitization by further increasing the level of credit enhancements in return for a lower required rate of return by investors. Specifically, the Company repurchased from the 1997-1 trust all Contracts which were sixty days or more delinquent by the close of the 1997-2 transaction. In addition, the Company increased the amount of cash collateral used to fund the reserve account. The 1997-1 transaction was then aggregated with the 1997-2 transaction and repriced as a single transaction. The repricing resulted in a lower weighted average rate paid to investors of 7.89% on the 1997-2 transaction compared to 8.32% on the 1997-1 transaction. The impact of the increase in level of credit enhancements was a decrease in the gain on sale of loan Contracts to $614,000 for the quarter ended June 30, 1997 from $3.3 million for the quarter ended June 30, 1996. The decrease in the gain on sale of loan Contracts contributed significantly to the net loss reported for the quarter ended June 30, 1997.

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

     During the quarter ended June 30, 1997, the Company recorded a charge of $4.5 million against the recorded value in the interest strips due to the continual delay of receiving cash from the Company's securitizations and the Company's belief that the accrual of servicing fees on certain of the Company's securitizations would not be recoverable. This charge has been reflected in other income in the Company's Consolidated Statement of Operations.

     Other Income. The Company generates revenues from the sale of a variety of insurance and related products to Dealers and its customers. The Company, acting as agent for third party insurance companies, offers insurance products. The Company recognizes as revenue the commissions and fees received upon the sale of these products to customers. Other fees consist primarily of late fees earned on the Company's servicing portfolio. Insurance and other fees have continued to increase due primarily to the growth in the servicing portfolio.

Results of Operations

     The following table presents the principal components of the Company's net income (loss) for the periods presented:

                                                For Quarters Ended       For Six Months Ended
                                                     Jun 30,                    Jun 30,
                                                     -------                    -------
                                            1997           1996          1997          1996
                                            ----           ----          ----          ----

Net interest income                       $  2,363       $  3,015      $  5,492       $  5,715
Gain on sale of loan Contracts                 614          3,283         5,489          6,280
Net servicing fees and other income         (2,570)         1,935           401          3,452
                                          --------       --------      --------       --------

  Total revenue                                407          8,233        11,382         15,447
Provision for credit losses                  3,450            898         5,417          1,789
Operating expenses                           8,090          3,718        16,843          6,942
Non-cash charge for escrow shares             --              100          --              207
                                          --------       --------      --------       --------
Income (loss) before taxes                 (11,133)         3,517       (10,878)         6,509
Provision (benefit) for income taxes        (4,231)         1,375        (4,134)         2,549
                                          --------       --------      --------       --------
  Net Income (Loss)                       ($ 6,902)      $  2,142      ($ 6,744)      $  3,960
                                          ========       ========      ========       ========

Three Months Ended June 30, 1997 and 1996.

     Net Interest Income. Net interest income decreased to $2.4 million for the quarter ended June 30, 1997 from $3.0 million for the quarter ended June 30, 1996. This decrease is primarily attributable to the Company's deliberate slowing of Contract acquisitions as well as a decline in the average Contracts held in portfolio and those awaiting securitization during the quarter ended June 30, 1997.

     Gain on Sale of Contracts. The Company completed a $135.0 million and a $49.5 million securitization during the quarters ended June 30, 1997 and 1996, respectively, resulting in gains on sale of $614,000 and $3.3 million, respectively. Included in the $135.0 million is $72.4 million in loan Contracts securitized during the first quarter ended March 31, 1997 which were aggregated, along with the volume originated during the second quarter ended June 30, 1997, into the most recent securitization. The gain on sale of loan Contracts recorded during the quarter ended June 30, 1997, reflects the additional volume added during the most recent quarter decreased by the additional level of credit enhancements required on the combined transaction.

     Net Servicing Income and Other Income. Net servicing fee income decreased from $302,000 for the quarter ended June 30, 1996, to a servicing loss of $4.5 million for the quarter ended June 30, 1997. During the quarter ended June 30, 1997, the Company recorded a charge of $4.5 million against the recorded value in the interest strips due to the continual delay of receiving cash from the Company's securitizations and the Company's belief that the accrual of servicing fees on certain of the Company's securitizations would not be recoverable. Other income, consisting of insurance income and other fees increased to $1.8 million from $1.6 million for the quarter ended June 30, 1997 and 1996, respectively. This increase is due to the growth of the servicing portfolio to $381.3 million at June 30, 1997 from $230.7 million at June 30, 1996.

     Provision For Credit Losses. During the quarter ended June 30, 1997, the Company recorded a provision for credit losses totaling $3.5 million compared to $898,000 for the same quarter of the preceding year. This increase related to provisions recorded for an estimate of possible losses that may be incurred in connection with the acquisition of Contracts during the quarter ended June 30, 1997, and with the performance of previously purchased Contracts.

     Operating Expenses. Operating expenses increased to $8.1 million for the quarter ended June 30, 1997 from $3.7 million for the quarter ended June 30, 1996. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 8.37% and 7.05% for the quarters ended June 30, 1997 and 1996, respectively, on an annualized basis.

     This increase was attributable to the acquisition of Special Finance Inc. ("SFI") in June 1996. The results of operations for the quarter ended June 30, 1997, include the operating expenses of SFI when compared to the quarter ended June 30, 1996. The Company is currently evaluating its entire operations, including the operations of SFI, in order to adjust the level of its operating expenses to the current and anticipated origination and servicing levels. While consolidation of SFI into the Company began during the second quarter ended June 30, 1997, the Company expects to further reduce its infrastructure. Towards that end, the Company has decreased personnel to 385 from its peak of 582 during the quarter ended March 31, 1997. Other planned changes to the Company's infrastructure include the conversion of the Company's servicing system which is scheduled to be completed by the end of the third quarter ending September 30, 1997. Once completed, the Company will have fully integrated application processing, servicing, and accounting systems that will further enhance the Company's operating efficiency.

     Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholders' equity. During the quarter ended June 30, 1997, the Company was not required to take a charge.

     Net Income (Loss). Net loss for the quarter ended June 30, 1997 was $6.9 million or a loss of $0.63 per fully diluted share. This compares to net income of $2.1 million or $0.29 per fully diluted share for the quarter ended June 30, 1996.

Six Months Ended June 30, 1997 and 1996.

     Net Interest Income. Net interest income decreased to $5.5 million for the six months ended June 30, 1997 from $5.7 million for the six months ended June 30, 1996. This decrease is primarily attributable to the Company's deliberate slowing of Contract acquisitions as well as a decline in the average Contracts held in portfolio and those awaiting securitization during the six months ended June 30, 1997.

     Gain on Sale of Contracts. The Company completed securitizations totaling $135.0 million and $90.3 million during the six months ended June 30, 1997 and 1996, respectively, resulting in gains on sale of $5.5 million and $6.3 million, respectively. The decrease in the gain on sale is due to an increase in the level of credit enhancements required on the 1997 transactions.

     Net Servicing Income and Other Income. Net servicing fee income decreased from $858,000 for the six months ended June 30, 1996 to a net servicing loss of $3.6 million for the six months ended June 30, 1997, due primarily to the amortization of the interest strips retained in the securitizations exceeding the servicing fee income recognized.

     Other income, consisting of insurance income and other fees, increased to $4.0 million from $2.6 million for the six months ended June 30, 1997 and 1996, respectively. This increase is due to the growth of the servicing portfolio to $381.3 million at June 30, 1997 from $230.7 million at June 30, 1996.

     Provision For Credit Losses. During the six months ended June 30, 1997, the Company recorded a provision for credit losses totaling $5.4 million compared to $1.8 for the same period of the preceding year. This increase related to provisions recorded for an estimate of possible losses that may be incurred in connection with the acquisition of Contracts during the quarter ended June 30, 1997, and with the performance of previously purchased Contracts.

     Operating Expenses. Operating expenses increased to $16.8 million for the six months ended June 30, 1997 from $6.9 million for the six months ended June 30, 1996. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 9.11% and 7.24% for the six months ended June 30, 1997 and June 30, 1996, respectively, on an annualized basis.

     Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholders' equity. During the six months ended June 30, 1997, the Company was not required to take a charge as the shares were fully earned by December 31, 1996.

     Net Income (Loss). Net loss for the six months ended June 30, 1997 was $6.7 million or a loss of $0.64 per fully diluted share. This compares to net income of $4.0 million or $0.52 per fully diluted share for the six months ended June 30, 1996.

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

     The following table sets forth information regarding credit loss experience of the total servicing portfolio for the periods presented:

                                                           For the Quarters Ended           For the Year Ended
Credit Losses:(1)(4)                                 Jun 30, 1997          Mar 31, 1997         Dec 31, 1996
(dollars in thousands)                               ------------          ------------         ------------

Loan Contracts Serviced(5):
   Gross charge-off percentage (2)                      17.90%                17.06%               10.35%
   Net charge-off percentage (3)                        15.02%                15.04%                9.12%

Lease Contracts Serviced(5):
   Gross charge-off percentage (2)                      12.78%                11.77%                7.82%
   Net charge-off percentage (3)                        11.57%                10.35%                6.35%

Total Loan and Lease Contracts
Serviced(5):
   Gross charge-off percentage (2)                      17.39%                16.47%               10.03%
   Net charge-off percentage (3)                        14.67%                14.52%                8.78%

Special Recourse Contracts Serviced(5):
   Gross charge-off percentage (2)                          --                    --                   --
   Net charge-off percentage (3)                            --                    --                   --

Total Serviced Portfolio(5):
   Gross charge-off percentage(2)                       16.99%                15.83%                9.23%
   Net charge-off percentage(3)                         14.34%                13.96%                8.07%

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

     Beginning in the first quarter ended March 31, 1997, and continuing throughout the second quarter ended June 30, 1997, the Company changed its policies and enhanced its procedures regarding repossessions. These changes included, where permitted by law, accelerating the date of repossession upon default. Collectors may now recommend repossession for first payment defaults that are 30 days past due and for all other delinquent accounts, 45 days from the date of last payment. This accelerates the date of repossession by an average of 30 days, which has the effect of incurring credit losses earlier in the collection cycle. Management believes that these changes will result in a lower loss severity per vehicle and improve liquidity through the faster sale of vehicle inventory, however, there can be no assurance to that effect.

     During 1997, the Company has experienced an increase in the rate of bankruptcy filings by its borrowers, which is consistent with the trends experienced by the industry as a whole. The Company charges off the entire outstanding amount of a loan subsequent to a debtor's bankruptcy filing, in accordance with its charge-off policy. The Company expects to recover more than half of these amounts upon settlement made by the borrower either through negotiation or a court order, or by the recovery and sale of the vehicle, however, there can be no assurance to that effect. Such recoveries represent future replenishment of reserves for credit losses.

         Delinquency Experience. The Company attempts to minimize credit losses by monitoring the level of delinquencies through follow up and collection of delinquent accounts. The following table reflects the Company's delinquency experience for the periods presented:

                              As of Jun 30, 1997     As of Mar 31, 1997     As of Dec 31, 1996
                              ------------------     ------------------     ------------------
Delinquency(1) (2)
Loan Contracts Serviced
  Delinquencies:
   31-60 Days                        8.47%                 9.82%                 10.30%
   61-90 Days                        3.46%                 3.16%                  3.38%
   Greater than 90 Days              2.17%                 1.70%                  1.52%
                                    -----                 -----                  -----
         Total                      14.10%                14.68%                 15.20%
                                    =====                 =====                  =====

Lease Contracts Serviced
  Delinquencies:
   31-60 Days                        7.24%                 9.07%                  6.47%
   61-90 Days                        2.32%                 2.82%                  2.00%
   Greater than 90 Days              1.63%                 1.90%                  2.54%
                                    -----                 -----                  -----
         Total                      11.19%                13.79%                 11.01%
                                    =====                 =====                  =====

Recourse Contracts Serviced
  Delinquencies(3):
   31-60 Days                        8.18%                10.48%                  9.69%
   61-90 Days                         --                    --                     --
   Greater than 90 Days               --                    --                     --
                                    -----                 -----                  -----

         Total                       8.18%                10.48%                  9.69%
                                    =====                 =====                  =====

Total Contracts
  Delinquencies:
   31-60 Days                        8.35%                 9.77%                  9.85%
   61-90 Days                        3.32%                 3.01%                  2.99%
   Greater than 90 Days              2.10%                 1.66%                  1.57%
                                    -----                 -----                  -----
         Total                      13.77%                14.44%                 14.41%
                                    =====                 =====                  =====

-------------------
(1)  Table excludes non-automobile contracts.
(2) Table excludes certain portfolios which are accounted for on a cost recovery basis.
(3) Contracts delinquent 61 days or more are repurchased by the originator of the Contracts under the Recourse Program.

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

Liquidity and Capital Resources

     The Company's business requires substantial cash to support its growth in the rate of acquisition of new Contracts and to fund its expenses. The Company has been required to use increasingly larger amounts of cash than it generated from its operating activities. The Company has funded these negative cash flows by drawing against its available warehouse and credit facilities. These facilities provide for between 80% and 90% of the principal balance of the Contracts. The Company funded the remainder of the purchase price through its capital.

     In connection with the securitization of loan Contracts, the Company is required to fund reserve accounts as a means of providing credit enhancement to each transaction. The Company funds these reserve accounts through a combination of an initial cash deposit from the proceeds of the transaction, and the capture of contractual servicing fees and excess interest cash flows until such reserve accounts reach predetermined levels. These levels may be increased if the average delinquency, and/or annualized loss and repossession rates of the trusts exceed certain rates.

     The Company has completed seven securitization transactions, which included the combination of the six and seventh transactions. Currently, the required reserves of the first five of the securitizations have been increased due to delinquency, loss or repossession rates exceeding the specified levels. The structure of the combined sixth/seventh securitization transaction, concluded in June 1997, requires that the initial reserve be increased for the first six months by the capture of contractual servicing fee and excess servicing cash flows. After the first six months, the Company will receive its contractual serving fee without regard to delinquency or loss experience. As a result of requirements to build the reserves for all of the trusts, as described, the Company currently is not receiving any distributions of cash flows from any of the trusts.

     The securitization structures require that the Company repurchase from the trusts any loan Contracts deposited into the trusts which subsequently default on the first payment due. In addition, in connection with the restructuring and credit enhancement of the 1997-1 transaction and the aggregation with the 1997-2 transaction, the Company repurchased from the 1997-1 transaction all Contracts which were sixty days or more delinquent.

     As a result of the above, the Company is experiencing a significant liquidity issue. In response to this issue, the Company has deliberately slowed the acquisition of Contracts. Furthermore, efficient financing sources are being pursued and emphasis has been placed on reducing overhead. The Company also continues to explore alternative structures for securitization of its loan Contracts in order to maximize it proceeds from the securitization transactions. In addition, the Company is evaluating alternatives involving its sale or financial recapitalization. However, as of the date of this filing, the Company has been unsuccessful in concluding a sale or recapitalization, and is considering other alternatives, including reorganization or seeking other protection under the United States Bankruptcy Code. However, there can be no assurances that any of the alternatives currently being explored will be successful in addressing the Company's material liquidity concerns.

Sources of Liquidity and Capital Resources:

     Through June 30, 1997, the Company had secured its principal sources of financing through senior indebtedness comprised of its warehouse facility, revolving credit facilities and its specialized borrowing facility, as well as subordinated indebtedness consisting of unsecured subordinated debentures. In addition, the Company secures liquidity through the securitization of its loan Contracts.

The following table illustrates the Company's sources of financing as of June 30, 1997 and 1996.

(dollars in thousands)                       For the Quarters Ended
                                          June 30, 1997    June 30, 1996
                                          -------------    -------------
Sources of Financing:
Warehouse Facility:
Available Line                              $ 100,000       $  50,000
Outstanding Balance                            11,321          25,700

Revolving Credit Facilities:
Available Line                                 45,000          45,000
Outstanding Borrowings                         24,907          21,851

Credit Facility:
                                            ---------       ---------
Outstanding Borrowings                          1,950            --

Specialized Borrowing Facility                    486          24,599

Term Note                                       5,000            --

Subordinated Debentures:
Issued - Cumulative                            38,825          33,825
Converted to Common Stock - Cumulative        (16,925)         (9,825)
Principal repaid                                  (28)           --
                                            ---------       ---------
Outstanding                                    21,872          24,000

Note Due to Stockholder                           770            --
                                            ---------       ---------
Total Outstanding Borrowings                $  66,306       $  96,150
                                            ---------       ---------


     Warehouse Facility. During September 1995, the Company entered into a $50 million warehouse facility (the "Greenwich Facility") with Greenwich Capital Financial Products, Inc. ("Greenwich"). In November 1996, the Greenwich Facility was increased to $100 million. This facility is structured as a reverse repurchase agreement which is characterized as borrowings for financial reporting purposes. Under the terms of this facility, as recently amended, the Company's advance rate on the outstanding principal of the loan Contract has been reduced to 86% from 88% with interest accruing at a rate of 3.00% over 30 day LIBOR. If at any time during the financing period 86% of the market value of the Contract is less than the amount advanced, Greenwich may require the Company to transfer money or additional Contracts to Greenwich until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. Although management believes that this is unlikely to occur to any significant degree, a margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Greenwich Facility is for one year, automatically renewable for an additional year, unless Greenwich provides the Company with notice of its intent to terminate within 60 days of such renewal. At June 30, 1997, the Company had $11.3 million outstanding under the Greenwich Facility.

     The Greenwich Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of $30 million, prohibition upon a debt to equity ratio in excess of 8 to 1, and the maintenance of certain loan portfolio performance criteria. For the purpose of the Greenwich Facility, net worth has been defined as total stockholders' equity plus subordinated indebtedness not due within 90 days. At June 30, 1997, the Company was in material compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

     An event of default is also deemed to occur under the Greenwich Facility in the event of the death of two of the Company's executive officers (or if both of these individuals cease serving as officers).

     The Company uses the Greenwich Facility to purchase loan Contracts with the objective of selling such Contracts through securitization transactions. Towards that end, since the fourth quarter of 1995, the Company has completed the sale of in the aggregate of approximately $343.4 million of automobile loans in privately-placed securitization transactions. The proceeds from the Company's securitization transactions have historically been used to pay down its warehouse facility, thereby making the warehouse facility available to fund acquisitions of additional Contracts.

     Revolving Credit Facilities. In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress") which has been extended until March 1998. The Congress Facility bears interest at a floating rate of 2% over the prime rate of CoreStates Bank, N.A., with interest payable monthly. The facility is secured by certain loan and lease Contracts and has been used historically to finance bulk purchase Contracts. The Congress Facility can be utilized for the financing of additional Contract purchases which meet certain credit guidelines established by Congress, in its sole discretion. As of June 30, 1997, the Company had $1.5 million outstanding under this credit facility.

     During February 1994, the Company entered into a $5 million one-year revolving credit facility (the "GECC Facility") with GE Capital Credit Corp. ("GECC"). In September 1994, the GECC Facility was increased to $10 million. The GECC Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease and loan Contracts. Principal is repaid monthly according to an agreed upon schedule. In March 1995, the GECC Facility line was increased to $25 million. At June 30, 1997, the Company had drawn down approximately $23.4 million under the facility. GECC has elected not to renew the GECC Facility which is scheduled to expire in September 1997, after which time the Company may not draw down advances for the financing of new lease contracts. However, the borrowing then existing will remain outstanding and will be repaid over the term of the pledged lease Contracts. In anticipation of expiration, the Company has entered into an agreement with GECC whereby GECC now maintains custody of the cash collection accounts.

     The Congress Facility and the GECC Facility are also subject to certain financial and operational covenants that are similar to those imposed under the Greenwich Facility.

     Revolving Line of Credit Facility. During September 1996, the Company entered into a one year $3.5 million revolving line of credit (the "LOC Facility") with a private third party. The LOC Facility is renewable at the lender's discretion for an additional one year period, provided the Company meets certain conditions. The LOC Facility bears interest at 13% with interest payable monthly. The LOC Facility is secured by certain loan and lease Contracts. As of June 30, 1997, the Company had drawn down approximately $2.0 million under the Facility. In July 1997, the borrowing under this facility was paid down to and capped at $1.4 million.

     In December 1996, the LOC Facility was amended to provide for financing for up to an additional $6.0 million on certain of the Company's advances to dealers under its recourse program. Advances under this portion of the facility were for renewable ninety day periods and bear interest at 14.00%. In April 1997, by agreement with the lender, the borrowings under this arrangement were paid down to and were capped at $770,000, and the maturity date was set at September 1997. In June 1997, the borrowings under this portion of the facility were paid off.

     Specialized Borrowing Facility. Since inception, the Company has secured a significant amount of its financing through borrowings classified as debt participation interests, in which the Company has sold an undivided interest, typically 80% to 90%, in portfolios of receivables on a full recourse basis to financial institutions and individual lenders. As of June 30, 1997, the Company had an existing series of borrowings under a specialized borrowing facility with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $486,000. Approximately $58,000 of the Fairfax financing has been utilized to acquire Contracts. Borrowings under this facility are subject to interest at prime plus 2.5% fixed at the time of the financing. The remaining approximately $428,000 of the Fairfax financing has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%, respectively.

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

     Term Note. In June 1997, the Company entered into a $5 million term note maturing on December 31, 1997, subject to certain acceleration conditions with Conseco Private Capital Group, Inc. ("Conseco"). The term note bears interest at a floating rate of 4.25% over the LIBOR rate. The term note is secured by the common stock of Autorics II and any incidental rights associated by their interests. In connection with the term note, the Company issued to Conseco warrants to purchase 257,000 shares of Common Stock at an exercise price of $0.15. In addition, the Company reduced to $0.15 the exercise price of 515,000 warrants previously granted to Conseco. The term note includes certain financial covenants with which the Company was in compliance as of the date of this filing.

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

     Through August 18, 1997, an aggregate of $17.6 million principal amount of the Debentures were converted into 4,060,622 shares of Common Stock. The principal amount and accrued interest due under the remainder of the Debentures is convertible into shares of Common Stock (at the option of the holders thereof) at conversion prices ranging from $7.50 to $11.00. The conversion price of certain Debentures is subject to decrease by virtue of price protection and adjustment features contained in such Debentures. At August 15, 1997, Debentures with an aggregate principal balance of $21.1 million were outstanding. If the Debentures were converted based upon the closing market price of the Common Stock of $0.63 as of August 15, 1997, the Company would be caused to issue approximately 37.8 million additional shares of Common Stock.

     As of June 30, 1997 the Company had $21.9 million principal amount of Debentures outstanding with maturity dates as follows: (i) $400,000 during the quarter ending September 30, 1997; (ii) $11.0 million during the quarter ending December 31, 1997; (iii) $3.0 million during the quarter ending June 30, 1998;
(iv) $5.0 million during the quarter ending September 30, 1998; and (v) $2.5 million during the quarter ending March 1999.

     The Company's liquidity and capital resources are affected by the trading price of the Company's Common Stock. In view of the recent adverse publicity affecting the non-prime market and the decline in the trading price of the Company's Common Stock, management is uncertain as to the likelihood that the holders of the Debentures will convert at their scheduled maturity date. If such Debenture holders decide not to convert, the Company would be required to allocate $11.4 million in liquidity and capital resources towards repayment of principal on such Debentures during 1997.

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

     The Company has issued 2,449,125 warrants at exercise prices between $7.50 and $15.00 and 772,000 warrants at an exercise price of $0.15. To date, none of the warrants have been exercised. If exercised, the Company would receive aggregate gross proceeds of approximately $25.5 million. The exercise price of certain warrants and the proceeds thereof are subject to decrease by virtue of price protection and adjustment features contained in such warrants.

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

     Securitizations. The Company securitizes loan Contracts as a part of a financing strategy which provides a lower cost of financing and reduces risks associated with interest rate fluctuations. In addition, the Company uses the net proceeds from a securitization to pay down the loans outstanding under its warehouse facilities, thereby creating availability to purchase additional loan Contracts.

     The Company has completed seven securitizations totaling approximately $343.4 million. During the quarter ended June 30, 1997, the Company did not receive its distribution of servicing cash flows associated with five securitization trusts due to the delinquency, repossession, and credit losses exceeding those allowable by the structure of the securitization trusts. The following is a summary of the basic structure of the Company's securitizations. There can be no assurances, however, that the Company will continue to use this structure for future securitizations.

     The Company transfers a pool of loan Contracts to a trust (the "Trust") which simultaneously issues one or more classes of securities (the "Securities") backed by the assets of the Trust. The assets of the Trust include the loan Contracts and a reserve account. Initially, the Company makes a deposit into the reserve account and thereafter, it maintains the reserve account at certain levels (the "Maintenance Level") during the life of the securitization by depositing certain cash flows from the Trust which the Company would otherwise have received. The Company continues to service the loan Contracts and earns a contractual servicing fee of three percent per annum (the "Contractual Servicing Fee"). This contractual servicing fee may, however, be captured by the Trust as a means of building the reserve accounts to certain levels.

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

     The Company sells its loan Contracts through its securitization program. The Company recognizes a gain on sale of Contracts equal to the net proceeds received on the transaction, including the cash used to fund the reserve account, less the allocated carrying value of the loan Contracts sold. The gain is recorded in accordance with SFAS 125 whereby a portion of the carrying amount in the loan Contracts sold is allocated to any assets retained, typically an interest-only strip, based on a measurement using relative fair values. Any newly created interest in the securitization, typically the funding of a spread account, is recorded at fair value.

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

     Public Offering Of Common Stock. In December 1996, the Company completed an underwritten, secondary public offering of 2,500,000 shares of Common Stock at $7.50 per share, which yielded net proceeds of approximately $17.6 million. In January 1997, the Company's underwriters exercised their over allotment option to purchase an additional 375,000 shares of Common Stock at $7.50 per share. The net proceeds to the Company from this sale were approximately $2.6 million.

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

     The Company has funded the purchase of lease contracts through the $25 million GECC Facility, which, at June 30, 1997, had an outstanding balance of approximately $23.4 million, and through funding on a temporary basis under the Greenwich facility and a credit facility with a private investor. The Company is currently exploring other financing sources and alternatives relative to the acquisition of new lease contracts, as well as the refinancing of contracts which are either temporarily financed or financed through equity capital.

     Securitization of Loan Contracts. In connection with the Company's securitization of loan Contracts, the Company is required to fund cash reserve accounts as credit enhancements to the transactions. The Company funds the reserve accounts through a combination of an initial cash deposit upon the close of each transaction, and through the capture of contractual servicing fees and excess interest cash flows until these reserve accounts reach determined levels. These levels may be increased if the average delinquency, and/or annualized loss and repossession rates of the trusts exceed certain rates. The amount of time required to fully fund each reserve account is dependent on numerous factors, including, but not limited to (i) the size of the initial deposit, (ii) the net interest rate spread, (iii) delinquencies and defaults, and (iv) liquidation of repossessed inventory. Currently, the reserve levels for the first five of the Company's six outstanding securitization transactions have been increased due to delinquency, loss and/or repossession rates exceeding levels specified by the transactions. The structure of the sixth outstanding transaction requires the capture of contractual servicing fees, in addition to the capture of excess interest, during the first six months. After six months, the Company will receive contractual servicing fees, regardless of the delinquency or loss experience of the trust. Until the required levels are achieved, however, the Company is prohibited from receiving its distribution of contractual servicing and excess interest cash flows. The trusts had $23.0 million in restricted cash held in such reserve accounts at June 30, 1997.

     The securitization structures require that the Company repurchase from the trusts any loan Contracts deposited into the trusts which subsequently default on the first payment due. In addition, in connection with the restructuring and credit enhancement of the 1997-1 transaction and the aggregation with the 1997-2 transaction, the Company repurchased from the 1997-1 transaction all Contracts which were sixty days or more delinquent.

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

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management currently plans to adopt SFAS 128 in its annual report on Form 10-K for the year ending December 31, 1997. Basic earnings per share, as defined in SFAS
128, would not have been different from primary earnings per share for the six months ended June 30, 1997.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          During the period of April, 1997 through June, 1997, nine class action suits were filed in the United States District Court for the Southern District of Florida on behalf of the named plaintiffs and others who purchased the Common Stock of the Company during the period of April, 1996 through April, 1997. The complaints are generally similar and charge the Company and several of its officers with violations of the anti-fraud provisions of the federal securities laws. The plaintiffs and their respective counsel are presently working on determining the identity of the lead plaintiff and lead counsel. In addition, all of the cases are expected to be consolidated into one action during the third quarter and the Company is not expected to officially respond to the allegations until after consolidation is completed. However, the Company has reviewed the allegations in the Complaint with its counsel, and believes the allegations to be without foundation. The Company strongly believes that it has complied at all times with its disclosure obligations and plans to vigorously defend any claims made against it. The Company is currently not a party to any other material litigation, although it is involved from time to time in other litigation incident to its business and operations. The captions for each class action suit filed against the Company are:

     Wilson vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert J. Carlson, and Dennis R. LaVigne, United States District Court Case No. 97-6412-CIV- Hurley.

     Briscoe vs. NAL Financial Group Inc., and Robert R. Bartolini, United States District Court Case No. 97-6616-CIV-Furgeson.

     Kaufman vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert R. Carlson, and Dennis R. LaVigne, United States District Court Case No. 97-6655-CIV-Zloch.

     Lowrance vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert J. Carlson and Dennis R. LaVigne, United States District Court Case No. 97-6659-CIV-Ungaro-Benages.

     Raleigh Financial Corp. vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert J. Carlson and Dennis R. LaVigne, United States District Court Case No. 97-6679-CIV-Zloch.

     Gilfand vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert J. Carlson and Dennis R. LaVigne, United States District Court Case No. 97-6693-CIV-Furgeson.

     Titan Industries Money Purchase Profit Sharing Plan and Gary E. Williams vs. NAL Financial Group Inc., and Robert R. Bartolini, United States District Court Case No. 97-6689-CIV-Zloch.

     Daoust vs. NAL Financial Group Inc., and Robert R. Bartolini, United States District Court Case No 97-6707-CIV-Zloch.

     Howard vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert J. Carlson, and Dennis R. LaVigne, United States District Court Case No. 97-6717-CIV-Zloch.


Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Shareholders on June 6,
1997.

            The following actions were taken:

     1.) Ms. Ngaire E. Cuneo was elected to serve on the Board of Directors for a three-year term expiring at the year 2000 annual meeting, or until her successor has been elected and qualified. Tabulated voting results were as follows:

     Votes For                  Votes Abstaining
     -------------------------------------------

     8,370,570                   211,910
     (79.41% of shares           (2.010% of shares
     outstanding)                outstanding)

     2.) Approval of Price Waterhouse LLP as the independent auditing firm for the Company for the fiscal year ending December 31, 1997. Tabulated voting results were as follows:

     Votes For                  Votes Against             Votes Abstaining
     ---------------------------------------------------------------------
     8,420,205                   133,850                  28,425
     (79.881% of shares          (1.270% of shares        (0.270% of shares
     outstanding)               outstanding)              outstanding)

Item 5. Other Information

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to successfully address its material liquidity issue and, therefore, continue as a going concern; (ii) changes in the level of future delinquencies, gross charge-offs and recoveries; (iii) the Company's ability to implement its planned consolidation and reduction in operating expenses; (iv) the Company's ability to retain existing or obtain additional financing at rates and upon terms acceptable to the Company in order to maintain and expand its portfolio of finance contracts and to continue the periodic warehousing and sale of such contracts in securitization transactions; (v) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to obtain financing through the placement of debt and equity securities, and upon the likelihood of conversion of outstanding debentures and the exercise of outstanding warrants; (vi) the potential depressive impact an influx of shares into the market may have upon the trading price of the Company's common stock upon the resale of shares issuable upon the conversion of outstanding debentures or upon the exercise of outstanding warrants; (vii) the sensitivity of the Company's business to general economic conditions associated with the non-prime market, including risks associated with interest rate fluctuations, default and prepayment of contracts, market concentrations and risks associated with recovery of residual value; (viii) the reliance of the Company upon the continued service of its executive officers; (ix) the Company's ability to remain in compliance with numerous federal and state consumer protection laws and regulations; and (x) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit No.                          Description                                             Method of Filing
-----------                          -----------                                             ----------------

10.47          Administration Agreement among NAL Auto Trust 1997-2, NAL Acceptance           Filed herewith
               Corporation and Bankers Trust Company dated as of June 1, 1997


10.48          Receivables Purchase Agreement among NAL Acceptance Corporation,                Filed herewith
               Autorics, Inc. and Autorics II, Inc. dated as of June 1, 1997

10.49          Sale and Servicing Agreement among NAL Auto Trust 1997-2, Autorics II,          Filed herewith
               Inc. NAL Acceptance  Corporation and LSI Financial Group dated as of June
               1, 1997

10.50          Indenture between NAL Auto Trust 1997-2 and Bankers Trust Company dated         Filed herewith
               as of June 1, 1997

10.51          Trust Agreement between Autorics II, Inc. and Wilmington Trust Company          Filed herewith
               dated as of June 1, 1997

11             Statement re: computation of earnings per share                                 Filed herewith

27             Financial Data Schedule                                                         Filed herewith

          (b)  Reports on Form 8-K

                        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NAL FINANCIAL GROUP INC.


Signature                                     Title                                        Date
---------                                     -----                                        ----



-----------------------------       Chairman of the Board;                              August 19, 1997
     Robert R. Bartolini            President and Chief Executive
                                    Officer

-----------------------------       Senior Vice President of Finance                    August 19, 1997
       Robert J. Carlson
