Form 10-Q
period 1997-09-30
NAL FINANCIAL GROUP INC
filed 1997-11-19
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To ____________


                            NAL FINANCIAL GROUP INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                    0-25476                      23-2455294
------------------------     ---------------------          -------------------
(State of Incorporation)     (Commission File No.)             (IRS Employer
                                                            Identification No.)


                           500 Cypress Creek Road West
                                    Suite 590
                         Fort Lauderdale, Florida 33309

       Registrant's telephone number, including area code: (954) 938-8200


                                 Not Applicable
                   -------------------------------------------
                   (Former Name, if Changed Since Last Report)


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)   Yes  X     No
                                        ---       ---
                              (2)   Yes  X     No
                                        ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Registrant's sole class of common stock, as of November 14, 1997 is 50,000,000 shares.

                            NAL FINANCIAL GROUP INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION*                                            PAGE

         Item 1. Consolidated Balance Sheets as of September 30,
                 1997 (Unaudited) and December 31, 1996                       1

                 Consolidated Statements of Operations for the
                 three months ended September 30, 1997 and 1996
                 (Unaudited) and for the nine months ended
                 September 30, 1997 and 1996 (Unaudited)                      2

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1997 and 1996
                 (Unaudited)                                                  3

                 Notes to Consolidated Financial Statements                4-10

         Item 2.

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            10-32

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        32-33

         Item 2. Changes in Securities                                       34

         Item 3. Defaults Upon Senior Securities                             34

         Item 4. Submission of Matters to a Vote of Security Holders         34

         Item 5. Other Information                                           35

         Item 6. Exhibits and Reports on Form 8-K                            36


          *The accompanying financial information as of September 30, 1997 and the three and nine months then ended is not covered by an Independent Certified Public Accountant's Report.

                                             PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                                           NAL FINANCIAL GROUP INC.
                                          Consolidated Balance Sheets
                                     (In thousands, except share amounts)

                                                                   September 30,   December 31,
                                                                       1997           1996
                                                                   -------------   ------------
ASSETS
   Cash and cash equivalents                                         $    678       $  6,781
   Restricted cash                                                      1,445          1,237
   Contract receivables, net                                           57,488         67,776
   Investment in operating leases, net                                 13,983         14,823
   Automobile inventory, net                                            3,449          2,141
   Retained interest in securitizations, net                           34,367         41,598
   Property and equipment, net                                          3,344          2,514
   Accrued interest receivable                                             57            620
   Deferred tax asset, net                                             10,258             --
   Debt issue costs, net                                                1,760          2,114
   Goodwill, net                                                        3,127          3,535
   Other assets                                                         5,945          6,646
                                                                     --------       --------
TOTAL ASSETS                                                         $135,901       $149,785
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Credit and warehouse facilities                                   $ 61,852       $ 52,023
   Debt participation interests                                           407          3,145
   Term note                                                           10,000             --
   Convertible subordinated debt, net                                  20,929         24,873
   Accounts payable and accrued expenses                                4,239          2,091
   Deferred tax liability                                                --            5,799
   Drafts payable                                                       1,812          2,867
   Other liabilities                                                    2,023          2,609
                                                                     --------       --------
TOTAL LIABILITIES                                                     101,262         93,407
                                                                     --------       --------

STOCKHOLDERS' EQUITY
    Preferred Stock - $1,000 par value:
      10,000,000 shares authorized, no shares issued                       --             --
    Common Stock - $.15 par value:
       50,000,000 shares authorized,
       13,185,695 shares outstanding at September 30, 1997 and
       9,847,367 shares outstanding at December 31, 1996                1,978          1,477
   Paid in capital                                                     50,763         43,303
   Unrealized loss on securities available for sale, net                 (685)            --
   (Accumulated deficit) retained earnings                            (17,417)        11,598
                                                                     --------       --------

TOTAL STOCKHOLDERS' EQUITY                                             34,639         56,378
                                                                     --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $135,901       $149,785
                                                                     ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                 For the Three Months           For the Nine Months
                                                  Ended September 30,           Ended September 30,
                                                -----------------------       -----------------------
                                                  1997           1996           1997           1996
                                                --------       --------       --------       --------
INTEREST INCOME:
   Finance charges                              $  2,885       $  6,211       $ 13,780       $ 17,154
   Interest expense                               (2,393)        (2,859)        (7,795)        (8,218)
                                                --------       --------       --------       --------
      Net interest income before provision
       for credit losses                             492          3,352          5,985          8,936

   Provision for credit losses                    (7,575)        (1,012)       (12,992)        (2,801)
                                                --------       --------       --------       --------
      Net interest income (expense) after
       provision for credit losses                (7,083)         2,340         (7,007)         6,135
                                                --------       --------       --------       --------

OTHER INCOME:
   Gain on sale of contracts                        --            7,147          5,489         13,427
   Fees and other                                  1,786          1,395          5,832          4,018
   Net servicing income (loss)                   (20,952)          (175)       (24,597)           652
                                                --------       --------       --------       --------
      Total other income                         (19,166)         8,367        (13,276)        18,097
                                                --------       --------       --------       --------

OTHER EXPENSES:
   Salaries and employee benefits                  3,631          3,149         12,795          6,060
   Depreciation and amortization                     348            575          1,032          1,250
   Occupancy expense                                 433            310          1,339            773
   Professional services                             414            667          1,005          1,401
   Telecommunications expense                        459            314          1,373            618
   Other operating expenses                        2,230          2,020          6,814          3,742
   Non-cash charge for release of escrow
    shares                                            --             94             --            301
                                                --------       --------       --------       --------

   Total other expenses                            7,515          7,129         24,358         14,145
                                                --------       --------       --------       --------

   Income (loss) before provision
    (benefit) for income taxes                   (33,764)         3,578        (44,641)        10,087

   Provision (benefit) for income taxes          (11,493)         1,396        (15,626)         3,945
                                                --------       --------       --------       --------

NET INCOME (LOSS)                               ($22,271)      $  2,182       ($29,015)      $  6,142
                                                ========       ========       ========       ========

Primary Earnings (Loss) Per Share:

Net income (loss) available to common and
   common equivalent shares                     ($22,271)      $  2,518       ($29,015)      $  6,900

Weighted average number of common and
   common equivalent shares                       12,840          9,046         11,356          8,484

Net income (loss) per share                     ($  1.73)      $   0.28       ($  2.56)      $   0.81

Fully Diluted Earnings (Loss) Per Share:

Net income (loss) available to common and
   common equivalent shares                     ($22,271)      $  2,885       ($29,015)      $  7,827

Weighted average number of common and
   common equivalent shares                       12,840         11,221         11,356         10,369

Net income (loss) per share                     ($  1.73)      $   0.26       ($  2.56)      $   0.75

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NAL FINANCIAL GROUP INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                          ---------------------------
                                                                             1997              1996
                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      ($ 29,015)        $   6,142
   Adjustments to reconcile net income (loss) to net
    cash (used in) operating activities:
      Provision for credit losses                                            12,992             2,801
      Depreciation and amortization                                          30,792             3,101
      Gain on sale of contracts                                              (5,489)          (13,427)
      Non-cash charge for the release of escrow shares                         --                 301
      Deferred taxes                                                        (16,483)            1,396
      Purchase of automobile finance contracts                             (161,583)         (191,069)
      Proceeds from securitization of automobile finance contracts          140,885           149,251
      Repayments of participations and credit facilities                   (232,091)         (201,088)
      Proceeds from participations and credit facilities                    238,263           196,152
   Changes in assets and liabilities:
      Other, net                                                            (19,340)              654
                                                                          ---------         ---------

Net cash (used in) operating activities                                     (41,069)          (45,786)
                                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of operating lease vehicles                                      (3,780)           (6,366)
   Purchase of consumer finance contracts                                      --                 (10)
   Payments received on contracts owned                                      15,044            28,147
   Proceeds from sale of automobile inventory                                12,269            13,419
   Purchase of Special Finance, Inc.                                           --                (750)
   Purchase of property and equipment                                          (595)           (1,066)
                                                                          ---------         ---------

Net cash provided by investing activities                                    22,938            33,374
                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayments) from subordinated debentures                           (56)           17,500
   Proceeds from issuance of term note                                       10,000              --
   Proceeds from issuance of common stock                                     2,500              --
   Payment of capital lease obligations                                        (102)             --
   Net repayments to stockholder                                                (24)           (2,919)
   Payment of debt issue costs                                                 (290)             --
                                                                          ---------         ---------

Net cash provided by financing activities                                    12,028            14,581
                                                                          ---------         ---------

Net increase (decrease) in cash and cash equivalents                         (6,103)            2,169
Cash and cash equivalents, beginning of period                                6,781               921
                                                                          ---------         ---------

Cash and cash equivalents, end of period                                  $     678         $   3,090
                                                                          =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                  $   4,663         $   4,724
                                                                          =========         =========

Cash paid during the period for taxes                                     $     226         $   1,465
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

                            NAL FINANCIAL GROUP INC.
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

1. Basis of Presentation

     The interim financial information of NAL Financial Group Inc. (the "Company"), which is included herein, is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these interim financial statements include all the adjustments necessary to fairly present the results of the interim periods and all such adjustments which are of a normal recurring nature. The interim financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries and should be read in conjunction with the audited financial statements, and the footnotes thereto, for the year ended December 31, 1996. Certain 1996 amounts have been reclassified to conform with the current year presentation.

     Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

2. Contract Receivables

     Contract receivables as of September 30, 1997 and December 31, 1996 consist of the following:

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
     Automobile finance contracts              $63,104             $70,847
     Consumer contracts receivable               1,256               1,506
     Mortgage loans receivable                   1,096               1,088
                                               -------             -------
     Total contract receivables                 65,456              73,441
     Reserves available for credit losses       (7,968)             (5,665)
                                               -------             -------
     Total contract receivables, net           $57,488             $67,776
                                               =======             =======

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

      Currently, the entire amount of the discount is allocated to the reserves available for credit losses. Credit losses experienced on automobile finance contracts have exceeded purchase discounts. Accordingly, the Company has recognized provisions for credit losses of $13.0 million and $2.8 million during the nine months ended September 30, 1997 and 1996, respectively.

3. Retained Interest in Securitizations

     Retained interest in securitizations consists of interest-only strips, servicing receivables, and an investment in spread accounts. At September 30, 1997, the book value of the retained interest in securitizations consisted of the following components:

     Servicing receivables                                       $ 7,700
     Investment in spread accounts                                21,727
     Interest strips                                               4,940
                                                                 -------
     Retained interest in securitizations                        $34,367
                                                                 =======

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") effective January 1, 1997. In accordance with SFAS 125, all previously recognized excess servicing assets through December 31, 1996 have been reclassified to interest-only strips ("interest strips"). Additionally, the excess interest cash flows associated with the securitizations completed during 1997 have been characterized as interest strips. The Company has classified these interest strips as available for sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and, accordingly, any differences between fair value and the carrying amount are recorded in stockholders' equity, net of the related tax effects.

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

     Servicing receivables represent contractual servicing fees earned but not yet paid to the Company relating to the servicing of securitized contracts.

     The investment in spread accounts represents the funding of cash reserve accounts, as credit enhancements, in order for a securitization to achieve a specified rating from the credit rating agencies. The investment initially is typically equal to a specified percentage of the aggregate principal balance of the contracts sold, which the Company deposits in cash with a trustee, who in turn invests the cash in highly liquid securities.

     During the quarter ended September 30, 1997, the Company recorded a charge to earnings in the amount of $21.0 million due to (i) a decrease in the recorded value in the Company's interest strips of $13.1 million, (ii) a decrease in the recorded value in the investment in spread accounts by $3.4 million, and (iii) a write-off of previously accrued interest and servicing fees on the collateral included in the securitization pools by $4.5 million.

     The value of the Company's retained interest in securitizations is dependent on the available cash flows from the securitization pools. Delinquency, loss and repossession rates related to the loan Contracts in the securitization pools have exceeded the levels originally expected. Accordingly, the Company has not been receiving cash flows from the securitization pools, and expects future cash flows to be lower than originally expected. The expected reductions in future cash flows from the securitization pools resulted in the previously discussed charges during the quarter.

4. Term Note

     In June 1997, the Company entered into a $5 million term note maturing on December 31, 1997, subject to certain acceleration conditions with Conseco Private Capital Group, Inc., a wholly owned subsidiary of Conseco, Inc. ("Conseco"). The term note bears interest at a floating rate of 4.25% over the 30 day LIBOR rate. The term note is secured by the common stock of Autorics II, a special purpose entity established to facilitate securitization transactions, and any incidental rights associated by their interests, including the Company's retained interest in its securitizations. In connection with the term note, the Company issued warrants to purchase 257,000 shares of common stock at an exercise price of $0.15. In addition, the Company reduced to $0.15 the exercise price of 515,000 warrants previously granted. The issuance of warrants and reduction in the exercise price of previously granted warrants were recorded as debt issue costs and amortized over the life of the term note. The term note includes certain financial covenants with which the Company was in compliance as of the date of this filing. The term note was increased to $10 million during September 1997, and its maturity was extended during October 1997 to April 1, 1998.

5. Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and non-employee director stock options (collectively, the "Plans").

     Pro forma information regarding net income (loss) and earnings (loss) per share had compensation expense been recorded at the grant date for awards under the Plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") has been determined as if the Company had accounted for the grants under the Plans in the periods ended September 30, 1997 and 1996 under the fair value method of SFAS 123.

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1997            1996
                                                       ---------         ------
Pro forma net income (loss)                            ($22,445)         $5,983
Pro forma fully diluted earnings (loss) per share        ($1.98)          $0.74

6. Supplemental Schedule of Non-Cash Investing and Financing Activities

     Non-cash investing and financing activities for the nine months ended September 30, 1997 and 1996 are as follows:

                                       September 30, 1997    September 30, 1996
                                       ------------------    ------------------
Conversion of subordinated debt            $ 5,461               $ 4,565
                                           =======               =======

Net transfers to automobile inventory      $22,143               $24,373
                                           =======               =======


7. Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management currently plans to adopt SFAS 128 in its annual report on Form 10-K for the year ending December 31, 1997. Basic and diluted earnings per share, as defined in SFAS 128, would not have been materially different from primary and fully diluted earnings per share for the three and nine months ended September 30, 1997.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

8. Commitments and Contingencies

     During the period of April 1997 through June 1997, nine class action suits were filed in the United States District Court for the Southern District of Florida on behalf of the named plaintiffs and others who purchased the Common Stock of the Company during the period of April 1996 through April 1997. The complaints are generally similar and charge the Company and several of its officers with violations of the anti-fraud provisions of the federal securities laws. The plaintiffs and their respective counsel have negotiated the identity of the lead plaintiff and lead counsel and have submitted an order to the court on the matter for its consideration. The court is also expected to rule shortly on all parties' request for consolidation of the cases into one action. The Company is not expected to officially respond to the allegations until after consolidation is completed. The Company has reviewed the allegations in the various complaints with its counsel, and believes the allegations to be without foundation. The Company strongly believes that it has complied at all times with its disclosure obligations and plans to vigorously defend the claims made against it.

     The Company and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their businesses. These proceedings in some instances include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and review of available facts, these proceedings will ultimately be resolved without materially affecting the Company's financial condition or results of operations.

9. Subsequent Events

     On October 1, 1997, Conseco, through a subsidiary, acquired a controlling interest in the outstanding common stock of the Company. The acquisition was consummated through the purchase of approximately $11.3 million of convertible debentures from a Conseco affiliate and approximately $12.2 million of convertible debentures from private third party investors. The Company issued 36,814,305 shares of its common stock to Conseco in exchange for approximately $11.8 million of the convertible debentures held by Conseco. As a result, Conseco holds approximately 73.6% of the Company's 50,000,000 issued and outstanding shares of common stock.

     The balance of the convertible debentures owned by Conseco, approximately $11.7 million including accrued interest, will be converted into additional shares of the Company's common stock upon the increase in the Company's level of authorized common stock. Upon conversion of the debentures, Conseco and/or its designees will own approximately 85% of the Company's then outstanding common stock.

         As a result of Conseco's acquisition of a controlling interest in the Company, the Company will adopt a new basis of accounting under the "push down" method. Under this method, the assets and liabilities of the Company related to Conseco's ownership interest will be revalued to reflect Conseco's cost basis, which will be based on the estimated fair values of such assets and liabilities on the date Conseco's controlling ownership interest was acquired (October 1, 1997). As a result, the assets and liabilities will represent the following combination of values: (i) the portion of the Company's net assets acquired by Conseco will be valued as of October 1, 1997 and (ii) the portion of the Company's net assets related to other ownership interests will be valued based on historical cost.

     The pro forma balance sheet data which follows is presented as if Conseco's acquisition of a controlling interest in the Company had occurred on September 30, 1997.

          Assets:

             Contract receivables, net                               $ 57,488
             Investment in operating leases, net                       13,983
             Retained interest in securitizations, net                 34,367
             Deferred tax asset                                        10,258
             Other                                                     11,573
                                                                     --------
                Total Assets                                         $127,669
                                                                     ========

          Liabilities:

             Credit and warehouse facilities                         $ 71,852
             Convertible subordinated debt, net                        10,518
             Goodwill                                                  17,233
             Other                                                      7,272
                                                                     --------
                Total Liabilities                                     106,875

                Total Stockholder's Equity                             20,794
                                                                     --------
                Total Liabilities and Stockholders Equity            $127,669
                                                                     ========

     Conseco's cost to purchase its controlling interest in the Company reflected in the pro forma balance sheet data summarized above, is based on a preliminary determination of the fair values of the assets and liabilities acquired. Such allocation may be adjusted when the final determination of such values is made.

     The pro forma statement of operations is presented as if Conseco's acquisition of a controlling interest in the Company had occurred on January 1, 1996:

                                                   September 30,  September 30,
                                                       1997           1996
                                                   -------------  -------------

     Net interest income (expense) after provision   ($ 4,140)       $ 7,662
     Other income (expense)                           (10,419)        20,709
     Operating expenses                                23,349         13,643
                                                     --------        -------
     Net income (loss)                               ($24,747)       $ 9,019
                                                     ========        =======
     Fully diluted earnings (loss) per share         ($  2.18)       $  1.03
                                                     ========        =======

     On October 2, 1997, Conseco purchased 5,000,000 shares of the Company's Series A 9% Cumulative Convertible Preferred Stock for an aggregate purchase price of $5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Report.

     The Company is a specialized automobile finance company engaged in the purchase, securitization and servicing of automobile finance contracts ("Contracts") originated by franchised and select independent dealers ("Dealers") in connection with sales or leases of used and new automobiles to consumers with non-prime credit. Consumers with non-prime credit are perceived to be relatively high credit risks due to various factors, including the manner in which they have handled previous credit, the absence or limited extent of their prior credit history and their limited financial resources. The Company purchases Contracts relating primarily to the "C" credit segment of the automobile finance market. The Company is also engaged in offering insurance and related products to its Dealers and customers through its insurance agency subsidiary, NAL Insurance Services, Inc. The Company has a remarketing subsidiary, Performance Cars of South Florida, Inc. with a J.D. Byrider car dealership franchise, which provides a cost effective means of disposing of some of the Company's repossessed and off-lease vehicles.

Contract Acquisition

     The Company acquires Contracts from diverse sources. In order to adjust for credit risk and achieve an acceptable rate of return, the Company typically purchases loan Contracts from Dealers at a discount from the principal amounts of such Contracts. This discount is non-refundable to the Dealer. Currently, the discount is being allocated to the reserves available for credit losses. See "Acquisition Discounts." The following table sets forth the Contracts acquired and the portfolio serviced by the Company during each of the last five quarters.

                                                                   For the Quarters Ended
                                             ----------------------------------------------------------------------
Revenue Data:                                September 30,   June 30,      March 31,    December 31,  September 30,
(dollars in thousands)                           1997          1997          1997          1996           1996
                                             -------------   --------      ---------    ------------  -------------
Contracts purchased during the period:
Loan Contracts                                 $ 34,952      $ 45,625       $ 94,024      $ 87,674      $ 76,647
Lease Contracts                                      52         1,997          5,675        10,154         6,776
                                               --------      --------       --------      --------      --------
   Total Contracts purchased                   $ 35,004      $ 47,622       $ 99,699      $ 97,828      $ 83,423
                                               ========      ========       ========      ========      ========
Number of Dealers (at end of period):             2,907         2,817          2,613         2,122         1,594
                                               ========      ========       ========      ========      ========
Servicing portfolio (at end of period):
   Owned                                       $104,993       $58,140        $94,144       $91,934      $108,208
   Serviced for Securitization Trusts           267,344       323,131        297,504       243,932       175,679
                                               --------      --------       --------      --------      --------
         Total servicing portfolio             $372,337      $381,271       $391,648      $335,866      $283,887
                                               ========      ========       ========      ========      ========

      Contract volume decreased to $35.0 million for the quarter ended September 30, 1997 from $83.4 million for the quarter ended September 30, 1996, representing a decrease of 58%. The decline in Contract volume during the quarter ended September 30, 1997 was a result of the Company's deliberate slowing of Contract acquisitions due to the material liquidity issues that were facing the Company during the quarter. See "Liquidity and Capital Resources."



                                                                   For the Quarters Ended
                                             ----------------------------------------------------------------------
Revenue Data:                                September 30,   June 30,      March 31,    December 31,  September 30,
(dollars in thousands)                           1997          1997          1997          1996           1996
                                             -------------   --------      ---------    ------------  -------------
   Interest income:
      Loan Contracts                            $ 1,669        $3,271       $ 4,154       $ 4,260        $ 4,835
      Lease Contracts                             1,186         1,619         1,724         1,652          1,284
                                               --------        ------       -------       -------        -------
          Total interest income                   2,855         4,890         5,878         5,912          6,119
   Non-automobile interest income                    30            65            62            76             92
   Gain on sale of Contracts                         --           614         4,875         6,445          7,147
   Net servicing income (loss)                  (20,952)       (4,366)          722         1,048           (175)
   Other income                                   1,786         1,796         2,249         2,395          1,395
                                               --------        ------       -------       -------        -------
           Total revenues (loss)               ($16,281)       $2,999       $13,786       $15,876        $14,578
                                               ========        ======       =======       =======        =======

     The Company generates revenues primarily through the purchase, sale and ongoing servicing of Contracts. The Company earns interest income and fees on Contracts purchased and held in portfolio, including those awaiting securitization. Upon the sale of loan Contracts through the Company's securitization program, the Company recognizes a gain on sale of loan Contracts. The Company continues to service these loan Contracts and earns a servicing fee currently equal to three percent per annum of the outstanding principal balance of the Contracts sold. Currently, the Company is not receiving any distribution of cash related to this servicing fee as it is being used to further credit enhance the Company's securitizations. See "Liquidity and Capital Resources - Securitizations." The Company also receives revenues from the sale of insurance and related products and other miscellaneous fees.

     Revenues decreased from $14.6 million for the quarter ended September 30, 1996 to ($16.3) million for the quarter ended September 30, 1997, due primarily to (i) a decrease in net interest income, (ii) no gain on sale recorded in the quarter ended September 30, 1997 due to the Company's continued exploration of alternative financing arrangements, (see "Gain on Sale of Contracts"), and (iii) a net servicing loss of $21.0 million included in other income resulting primarily from the charge to the retained interest in securitizations, (see "Net Servicing Fee Income").

     Net Interest Income. Net interest income is the difference between the interest earned on Contracts held in portfolio, including those awaiting securitization, and the interest costs associated with the Company's borrowings to finance such Contracts. Net interest income will fluctuate and be impacted by the spread between the portfolio yield and the cost of the Company's borrowings, changes in overall Contract acquisition volume and the timing of securitizations. The Company's net interest income decreased due primarily to
(i) the Company's deliberate slowing of Contract acquisition, due to the material liquidity issues, resulting in a decline in the average Contracts held in portfolio and those awaiting securitization and (ii) an increase in the cost of funds relating primarily to the issuance of a $10 million term note to Conseco Inc. ("Conseco") as well as amortization of the debt issue costs associated with the issuance of warrants to Conseco to purchase 257,000 shares of the Company's common stock and the reduction in the exercise price of 515,000 warrants previously granted. See "Liquidity and Capital Resources- Term Note." The following table illustrates the weighted average net interest rate spread (expressed as a percentage) earned on Contracts outstanding:


                                                            For the Quarters Ended
                                 September 30,      June 30,       March 31,     December 31,   September 30,
Net Interest Spread:                  1997            1997            1997           1996            1996
                                      ----            ----            ----           ----            ----
   Interest Income (1):
      Loan Contracts                 20.00%          20.66%          20.77%          20.94%         23.25%
      Lease Contracts                17.12           17.94           19.05           19.53          18.02
                                     -----           -----           -----           -----          -----
         Total automobile
           Contracts                 18.52           19.69           20.23           20.53          21.91
      Non-automobile Contracts        8.09           10.18            9.15           11.05          13.27
                                     -----           -----           -----           -----          -----
         Total                       18.14           19.45           19.98           20.30          21.70

   Interest expense (2)              12.34           10.61           10.03           10.21          10.32
                                     -----           -----           -----           -----          -----
   Net interest spread                5.80%           8.84%           9.95%          10.09%         11.38%
                                     -----           -----           -----           -----          -----

----------

(1) Represents interest income expressed as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average total debt outstanding.

     Gain on Sale of Contracts. The Company sells its loan Contracts through its securitization program. The Company recognizes a gain on sale of loan Contracts equal to the net proceeds received on the transaction, including the cash used to fund the reserve account, less the allocated carrying value of the loan Contracts sold. The gain is recorded in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") whereby a portion of the carrying amount of the loan Contracts sold is allocated to any assets retained, typically an interest-only strip, based on a measurement using relative fair values. Any newly created interest in the securitization, typically the funding of a spread account, is recorded at estimated fair value.

     An interest-only strip receivable ("interest strip") results from the Company's right to receive any excess interest cash flows collected on the loan Contracts sold. Excess interest cash flows are computed as the difference between the weighted average interest rate earned on the loan Contracts sold and the interest rate paid to investors in the securitization transaction, adjusted for any contractual servicing fees to be paid to the Company. In determining the estimated fair value of an interest strip, the Company computes the present value of the excess interest cash flows using estimates for net credit losses and prepayments. The discount rate used is one that the Company would expect market participants would use for similar financial instruments. Currently, the Company is not receiving any distribution of contractual servicing or excess interest cash flows associated with its securitization trusts as these cash flows, if any, are being used as credit enhancements based on the terms of the securitization agreements. See "Net Servicing Fee Income" and "Liquidity and Capital Resources - Securitizations".

     The gain on sale of loan Contracts is affected by, among other things, the amount of loan Contracts sold in the securitization transaction, the net spread on the transaction, upfront costs of the transaction and estimated net losses and prepayments on the loan Contracts. Net spread is the major component of the total gain on sale. The following table illustrates the net spread as initially calculated for each of the Company's securitizations:

                                                     Weighted        Interest
                                 Securitized          Average      Rate Paid to      Gross          Net
    Securitization                 Balance         Contract Rate   Investors (1)   Spread (2)    Spread (3)
    --------------                 -------         -------------   -------------   ----------    ----------
                             (dollars in thousands)

    1997-2 Auto Trust(4).....      $135,007           19.58%          7.89%          11.69%         8.69%
    1996-4 Auto Trust........        88,044           19.50%          7.02%          12.48%         9.48%
    1996-3 Auto Trust........        70,052           19.37%          7.42%          11.95%         8.95%
    1996-2 Auto Trust........        49,500           19.20%          7.58%          11.62%         8.62%
    1996-1 Auto Trust........        40,750           19.26%          7.47%          11.79%         8.79%
    1995-1 Auto Trust Trust..        40,136           19.58%          7.10%          12.48%         9.48%
                                   --------
      Total..................      $423,489
                                   ========

----------------

(1) Weighted average interest rate paid to investors in the securitization transaction.

(2) Difference between weighted average Contract rate and weighted average interest rate paid to investors.

(3)  Difference between gross spread less contractual servicing fees of 3%.

(4) Amount includes $72.4 million in loan Contracts securitized in the 1997-1 transaction which had a weighted average contract rate, gross and net spread of 19.54%, 11.22% and 8.22%, respectively.

     During the quarter ended September 30, 1997, the Company elected not to complete a securitization transaction through which the Company had historically recognized a gain on sale. As such, the Company's revenues were negatively impacted and resulted in lower income for the quarter. The Company continues to explore alternative financing structures for the securitization of its loan Contracts in order to achieve a lower cost of financing and to maximize the net proceeds from the sale of its loan Contracts. However, there can be no assurances that the Company will be able to achieve this in the near future. Should the Company continue to delay its securitization program, the Company is exposed to interest rate risk as the loan Contracts are financed through a floating interest rate warehouse facility.

     Net Servicing Fee Income. Throughout the life of the loan Contract sold to the trusts, the Company earns a contractual servicing fee from the securitization trust, currently equal to three percent per year of the principal balance outstanding. Servicing fees are reported as income when earned, net of any amortization of interest strips and investment in spread accounts. Net servicing fees may be reduced from those that are contractually due if the Company believes that estimated future cash flows would be insufficient to recover the carrying value of the retained interest in securitizations. Servicing costs are charged to expense as incurred.

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

     During the quarter ended September 30, 1997, the Company recorded a charge to earnings in the amount of $21.0 million due to (i) a decrease in the recorded value in the Company's interest strips of $13.1 million, (ii) a decrease in the recorded value in the investment in spread accounts by $3.4 million, and (iii) a write-off of previously accrued interest and servicing fees on the collateral included in the securitization pools by $4.5 million.

     The decrease in the value of the interest strips was due primarily to an increase in the level of credit losses experienced and a decrease in the recovery rates realized on charged-off assets. Management increased the credit loss assumptions used to project the anticipated future cash flows associated with the retained interest as a result of higher than expected credit losses experienced during the quarter ended September 30, 1997. The Company believes the increase in the level of credit losses was due to, among other things, the material liquidity issues facing the Company. The Company believes its lack of liquidity resulted in its resources being focused on the preservation of the Company. The Company also involuntarily terminated a portion of its collections staff and was prevented from reimbursing third parties for repossession and disposition services provided resulting in the deterioration of such functions. During the third quarter ended September 30, 1997, the Company completed a servicing system conversion which management believes further distracted the Company's collection efforts.

     The higher level of credit losses experienced during the third quarter resulted in the Company not receiving expected cash flows from the securitization pools for (i) its investment in its spread accounts, (ii) accrued servicing fees, and (iii) its accrued interest recorded on the Contracts prior to securitization.

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

Results of Operations

     The following table presents the principal components of the Company's net income (loss) for the periods presented:


                                                       For Quarters Ended               For Nine Months Ended

                                                          September 30,                      September 30,

                                                     1997             1996              1997             1996
                                                     ----             ----              ----             ----

 Net interest income, net of interest
 expense                                              $492           $3,352            $5,985           $8,936
 Gain on sale of loan Contracts                         --            7,147             5,489           13,427
 Net servicing income (loss)                       (20,952)            (175)          (24,597)             652
 Other income                                        1,786            1,395             5,832            4,018
                                                  --------          -------         ---------         --------
      Total revenue (loss)                         (18,674)          11,719            (7,291)          27,033
 Provision for credit losses                        (7,575)          (1,012)          (12,992)          (2,801)
 Operating expenses                                 (7,515)          (7,035)          (24,358)         (13,844)
 Non-cash charge for escrow shares                      --              (94)               --             (301)
                                                  --------          -------         ---------         --------
 Income (loss) before taxes                        (33,764)           3,578           (44,641)          10,087
 Provision (benefit) for income taxes              (11,493)           1,396           (15,626)           3,945
                                                  --------          -------         ---------         --------
      Net income (loss)                           ($22,271)          $2,182          ($29,015)         $ 6,142
                                                  ========          =======         =========         ========

Quarters Ended September 30, 1997 and 1996.

     Net Interest Income. Net interest income decreased to $0.5 million for the quarter ended September 30, 1997 from $3.4 million for the quarter ended September 30, 1996. The Company's net interest income decreased due primarily to
(i) the Company's deliberate slowing of Contract acquisition, due to material liquidity issues, resulting in a decline in the average Contracts held in portfolio and those awaiting securitization and (ii) an increase in the cost of funds relating primarily to the issuance of a $10 million term note to Conseco as well as amortization of the debt issue costs associated with the issuance of warrants to Conseco to purchase 257,000 shares of the Company's common stock and the reduction in the exercise price of 515,000 warrants previously granted. See "Liquidity and Capital Resources - Term Note."

     Gain on Sale of Contracts. The Company elected not to engage in a securitization transaction in the quarter ended September 30, 1997 compared to a $70 million securitization during the quarter ended September 30, 1996. This resulted in no gain on sale being recorded in the quarter ended September 30, 1997 compared to a gain on sale of $7.1 million in the quarter ended September 30, 1996. As such, the Company's revenues were negatively impacted on a comparable basis.

     Net Servicing Fee Income (Loss) and Other Income. The Company reported net servicing loss of $21.0 million for the quarter ended September 30, 1997 compared to a net servicing loss of $0.2 million for the quarter ended September 30, 1996.

     During the quarter ended September 30, 1997, the Company recorded a charge to earnings in the amount of $21.0 million due to (i) a decrease in the recorded value in the Company's interest strips of $13.1 million, (ii) a decrease in the recorded value in the investment in spread accounts by $3.4 million, and (iii) a write-off of previously accrued interest and servicing fees on the collateral included in the securitization pools by $4.5 million. See "Net Servicing Fee Income."

     Other income, consisting of insurance income and other fees increased to $1.8 million from $1.4 million for the quarter ended September 30, 1997 and 1996, respectively. This increase is due to the growth of the servicing portfolio to $357.9 million at September 30, 1997 from $283.9 million at September 30, 1996.

     Provision For Credit Losses. During the quarter ended September 30, 1997, the Company recorded a provision for credit losses totaling $7.6 million compared to $1.0 million for the same quarter of the preceding year. This increase related to provisions recorded for an estimate of possible losses that may be incurred in connection with the acquisition of Contracts during the quarter ended September 30, 1997, and with the performance of previously purchased Contracts.

     Operating Expenses. Operating expenses increased to $7.5 million for the quarter ended September 30, 1997 from $7.1 million for the quarter ended September 30, 1996. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 8.0% and 8.6% for the quarters ended September 30, 1997 and 1996, respectively, on an annualized basis. The decrease in operating expenses on a percentage of servicing portfolio is due to the Company's evaluation of its operations which resulted in reductions of personnel from a peak of approximately 472 in June to approximately 333 in September based on current and anticipated origination and servicing levels.

     Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholders' equity. During the quarter ended September 30, 1997, the Company was not required to take a charge.

     Net Income (Loss). Net loss for the quarter ended September 30, 1997 was $22.3 million or a loss of $1.73 per fully diluted share. This compares to net income of $2.2 million or $0.26 per fully diluted share for the quarter ended September 30, 1996.

Nine Months Ended September 30, 1997 and 1996.

     Net Interest Income. Net interest income decreased to $6.0 million for the nine months ended September 30, 1997 from $9.0 million for the nine months ended September 30, 1996. The Company's net interest income decreased due primarily to
(i) the Company's deliberate slowing of Contract acquisition due to material liquidity issues, resulting in a decline in the average Contracts held in portfolio and those awaiting securitization and (ii) an increase in the cost of funds relating primarily to the issuance of a $10 million term note with Conseco as well as amortization of the debt issue costs associated with the issuance of warrants to Conseco to purchase 257,000 shares of the Company's common stock and the reduction in the exercise price of 515,000 warrants previously granted. See "Liquidity and Capital Resources - Term Note."

     Gain on Sale of Contracts. The Company completed securitizations totaling $135.0 million and $160.3 million during the nine months ended September 30, 1997 and 1996, respectively, resulting in gains on sale of $5.5 million and $13.4 million, respectively. The decrease in the gain on sale is due to (i) a decline in the amount of loan Contracts securitized as the Company elected not to engage in a securitization transaction in the quarter ended September 30, 1997 and (ii) an increase in the level of credit enhancements required for the securitization of the loan Contracts.

     Net Servicing Income (Loss) and Other Income. Net servicing income decreased from $0.7 million for the nine months ended September 30, 1996 to a net servicing loss of $24.6 million for the nine months ended September 30, 1997, due to the charge to the retained interest in securitizations. See "Net Servicing Fee Income."

     Other income, consisting of insurance income and other fees, increased to $5.8 million from $4.0 million for the nine months ended September 30, 1997 and 1996, respectively. This increase is due to the growth of the servicing portfolio to $357.9 million at September 30, 1997 from $283.9 million at September 30, 1996.

     Provision For Credit Losses. During the nine months ended September 30, 1997, the Company recorded a provision for credit losses totaling $13.0 million compared to $2.8 million for the same period of the preceding year. This increase related to provisions recorded for an estimate of possible losses that may be incurred in connection with the acquisition of Contracts during the nine months ended September 30, 1997, and with the performance of previously purchased Contracts.

     Operating Expenses. Operating expenses increased to $24.4 million for the nine months ended September 30, 1997 from $14.1 million for the nine months ended September 30, 1996. Expressed as a percentage of average total servicing portfolio, operating expenses were approximately 8.8% for both the nine months ended September 30, 1997 and 1996, on an annualized basis.

     Non-Cash Charge for Escrow Shares. On November 30, 1994, the Company became publicly held by virtue of a merger with an existing, yet inactive public shell. In connection with the merger, certain shares of the Company's common stock were placed in escrow to be released to certain selling stockholders based on a formula tied to earnings. For financial reporting purposes, the release of a portion of these shares is considered compensatory and a non-cash charge to earnings is reflected in the financial statements. This charge does not affect working capital or total stockholders' equity. During the nine months ended September 30, 1997, the Company was not required to take a charge.

     Net Income (Loss). Net loss for the nine months ended September 30, 1997 was $29.0 million or a loss of $2.56 per fully diluted share. This compares to net income of $6.1 million or $0.75 per fully diluted share for the nine months ended September 30, 1996.

Delinquency and Credit Loss Experience

     The Company's profitability depends largely upon its ability to effectively manage delinquency and credit losses. The Company maintains a reserve available to absorb future credit losses on Contracts which are held in portfolio and on loan Contracts while they are awaiting securitization. The Company evaluates historical charge-off experience against the reserve as well as other analyses, including portfolio performance analyses and delinquency trends, to establish reserves it believes are adequate to absorb estimated future losses.

     Acquisition Discounts. The Company purchases Contracts from Dealers at discounts from their stated principal amount to provide for credit risk. The discounts typically range from 2% to 10%. The amount of the discount varies based upon the credit risk, the terms of the transaction and the quality of the collateral. Any discount which management believes is necessary to absorb future credit losses is allocated to the reserves available for credit losses. The remaining portion of the discount, if any, is recognized as income using the level-yield method of accretion. Currently, management is allocating the entire amount of discount to the reserves available for credit losses and expects to continue to do so in the foreseeable future.

     Reserves Available for Credit Losses. In the event of a payment default, the liquidation proceeds of the financed vehicle may not cover the outstanding Contract balance and costs of recovery. The Company maintains reserves available for credit losses at amounts which the Company believes are adequate to absorb future credit losses on Contracts subject to non-recourse arrangements which are held in portfolios and during the warehousing period. The reserves available for credit losses are comprised of the acquisition discounts, dealer reserves, and an allowance for credit losses. On a quarterly basis, the Company evaluates the adequacy of the reserves available for credit losses by analyzing the Contract portfolios in their entirety using a "static pool analysis" method in which the historical charge-offs are stratified according to the Contract origination date. These Contracts are grouped together by calendar month of origination, and the related historical charge-off experience on such Contracts is analyzed to evaluate the reasonableness and adequacy of the reserves available for credit losses. This analysis takes into consideration historical loss experience, levels of repossessed assets, delinquency experience, seasoning of Contracts, and other relevant factors. When management believes the level of acquisition discounts and dealer reserves are inadequate, an additional provision for credit losses will be recorded to increase the allowance for credit losses or to offset credit losses incurred during the period.

     The following table sets forth information regarding credit loss experience of the total servicing portfolio for the periods presented:


                                                            For the Quarters Ended                    For the Year Ended
Credit Losses:(1)(4)                                September 30,         June 30,        March 31,        December 31,
(dollars in thousands)                                   1997              1997             1997              1996
                                                         ----              ----             ----              ----
   Loan Contracts Serviced(5):
      Gross charge-off percentage (2)                   24.01%            17.90%           17.06%            10.35%
      Net charge-off percentage (3)                     20.42%            15.02%           15.04%             9.12%

   Lease Contracts Serviced(5):
      Gross charge-off percentage (2)                   12.95%            12.78%           11.77%             7.82%
      Net charge-off percentage (3)                     10.74%            11.57%           10.35%             6.35%

   Total Loan and Lease Contracts
   Serviced(5):
      Gross charge-off percentage (2)                   23.11%            17.39%           16.47%            10.03%
      Net charge-off percentage (3)                     19.63%            14.67%           14.52%             8.78%

   Special Recourse Contracts Serviced(5):
      Gross charge-off percentage (2)                      --                --               --                --
      Net charge-off percentage (3)                        --                --               --                --

   Total Serviced Portfolio(5):
      Gross charge-off percentage(2)                    22.06%            16.99%           15.83%             9.23%
      Net charge-off percentage(3)                      18.73%            14.34%           13.96%             8.07%

--------------------

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

     See "Net Servicing Fee Income" above for an explanation of the increase in the level of credit losses incurred during the quarter ended September 30, 1997.

     Delinquency Experience. The Company attempts to minimize credit losses by monitoring the level of delinquencies through follow up and collection of delinquent accounts. The following table reflects the Company's delinquency experience for the periods presented:

                                                    As of              As of              As of               As of
                                             September 30, 1997    June 30, 1997     March 31, 1997     December 31, 1996
                                             ------------------    -------------     --------------     -----------------
Delinquency(1) (2)
   Loan Contracts Serviced
     Delinquencies:
      31-60 Days                                    9.31%              8.47%              9.82%               10.30%
      61-90 Days                                    3.56%              3.46%              3.16%                3.38%
      Greater than 90 Days                          1.88%              2.17%              1.70%                1.52%
                                                   -----              -----              -----                -----
            Total                                  14.75%             14.10%             14.68%               15.20%
                                                   =====              =====              =====                =====

   Lease Contracts Serviced
     Delinquencies:
      31-60 Days                                    6.97%              7.24%              9.07%                6.47%
      61-90 Days                                    3.12%              2.32%              2.82%                2.00%
      Greater than 90 Days                          1.95%              1.63%              1.90%                2.54%
                                                   -----              -----              -----                -----
            Total                                  12.04%             11.19%             13.79%               11.01%
                                                   =====              =====              =====                =====

   Recourse Contracts Serviced
     Delinquencies(3):
      31-60 Days                                    2.65%              8.18%             10.48%                9.69%
      61-90 Days                                      --                 --                 --                   --
      Greater than 90 Days                            --                 --                 --                   --
                                                   -----              -----              -----                -----
            Total                                   2.65%              8.18%             10.48%                9.69%
                                                   =====              =====              =====                =====

   Total Contracts
     Delinquencies:
      31-60 Days                                    9.10%              8.35%              9.77%                9.85%
      61-90 Days                                    3.52%              3.32%              3.01%                2.99%
      Greater than 90 Days                          1.89%              2.10%              1.66%                1.57%
                                                   -----              -----              -----                -----
            Total                                  14.51%             13.77%             14.44%               14.41%
                                                   =====              =====              =====                =====

---------------


(1)  Table excludes non-automobile contracts.

(2) Table excludes certain portfolios which are accounted for on a cost recovery basis.

(3) Contracts delinquent 61 days or more are repurchased by the originator of the Contracts under the Recourse Program. During the quarter ended September 30,1997, the Company completed the sale of the majority of its loan Contracts under the Recourse Program.

     The Company has prepared analyses of its automobile finance Contracts, based on its own credit experience and available industry data, to identify the relationship between Contract delinquency and default rates at the various stages of a Contract's repayment term. The results of the analyses suggest that the probability of a Contract becoming delinquent or going into default is highest during the "seasoning period" which typically begins 3 to 4 months, and typically ends 12 to 14 months, after the origination date. The Company believes that its servicing portfolio is currently within this "seasoning period" described above.

Liquidity and Capital Resources

     The Company's business requires substantial cash to support its growth in the rate of acquisition of new Contracts and to fund its expenses. The Company has been required to use increasingly larger amounts of cash than it generated from its operating activities. The Company has funded these negative cash flows by drawing against its available warehouse and credit facilities. These facilities provide for between 75% and 90% of the principal balance of the Contracts. The Company funded the remainder of the purchase price through its capital.

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

     The Company has completed seven securitization transactions, which included the combination of the sixth and seventh transactions. Currently, the required reserves of the first five of the securitizations have been increased due to delinquency, loss or repossession rates exceeding the specified levels. The structure of the combined sixth/seventh securitization transaction, concluded in June 1997, requires that the initial reserve be increased for the first six months by the capture of contractual servicing fees and excess servicing cash flows. After the first six months, the Company will receive its contractual servicing fee without regard to delinquency or loss experience. As a result of requirements to build the reserves for all of the trusts, as described, the Company currently is not receiving any distributions of cash flows from any of the trusts.

     As a result of the above, the Company experienced a significant liquidity issue during the quarter ended September 30, 1997. In response to this issue, the Company evaluated its financial alternatives which included the ultimate recapitalization of the Company during the quarter. The recapitalization was facilitated by Conseco, through a subsidiary, acquiring a controlling interest in the outstanding common stock of the Company. In connection with the acquisition of its controlling interest, Conseco agreed to lend an additional $5 million on an existing term note facility and another $5 million was invested by Conseco in the form of preferred stock.

Sources of Liquidity and Capital Resources:

     Through September 30, 1997, the Company had secured its principal sources of financing through senior indebtedness comprised of its warehouse facility, revolving credit facilities and its specialized borrowing facility, as well as subordinated indebtedness consisting of unsecured subordinated debentures. In addition, the Company secures liquidity through the securitization of its loan Contracts.

     The following table illustrates the Company's sources of financing as of September 30, 1997 and 1996.


        (dollars in thousands)
                                                        September 30, 1997     September 30, 1996
                                                        ------------------     ------------------
        Sources of Financing:
        Warehouse Facility:
        Available Line                                        $100,000                $50,000
        Outstanding Balance                                     40,219                 21,457

        Revolving Credit Facilities:
        Available Line                                          45,000                 45,000
        Outstanding Borrowings                                  21,633                 27,231

        Revolving Line of Credit Facility:
        Available Line                                              --                  3,500
        Outstanding Borrowings                                      --                    503

        Specialized Borrowing Facility                             407                 21,682

        Term Note                                               10,000                     --

        Subordinated Debentures:
        Issued - Cumulative                                     38,825                 38,825
        Converted to Common Stock - Cumulative                 (17,755)               (12,825)
        Principal repaid - Cumulative                              (56)                    --
                                                              --------               --------
        Outstanding Borrowings                                  21,014                 26,000

        Total Outstanding Borrowings                           $93,273                $96,873
                                                              ========               ========


     Warehouse Facility. During September 1995, the Company entered into a $50 million warehouse facility (the "Greenwich Facility") with Greenwich Capital Financial Products, Inc. ("Greenwich"). In November 1996, the Greenwich Facility was increased to $100 million. This facility is structured as a reverse repurchase agreement which is characterized as borrowings for financial reporting purposes. Interest on the facility accrued at a rate of 3% over LIBOR through September 30, 1997, and accrues at a rate of 2.25% over LIBOR thereafter. The Company's advance rate on the outstanding principal of loan Contracts financed under the facility was reduced from 88% to 86%, effective June 3, 1997, and from 86% to 85% effective October 9, 1997, and from 85% to 75%, effective October 24, 1997. Theses changes in the advance rates were applied prospectively for Contracts financed after the dates of change. If at any time during the financing period the advance rate on the Contracts multiplied by the market value of the Contract is less than the amount advanced, Greenwich may require the Company to transfer money or additional Contracts to Greenwich until the margin amount is satisfied. Market value may be affected by, among other things, sudden changes in interest rates, delinquency rates and credit losses. A margin call could require an allocation of certain of the Company's liquidity and capital resources. The term of the Greenwich Facility is for one year, automatically renewable for an additional year, unless Greenwich provides the Company with notice of its intent to terminate within 60 days of such renewal. The facility was renewed for another year on September 30, 1997, at which time the Company had $40.2 million outstanding under the Greenwich Facility.

     The Greenwich Facility includes certain financial and operational covenants including, among other things, the required maintenance of a minimum net worth of the greater of $20 million and 85% of the sum of (i) the Company's stockholders' equity and subordinated debt as of December 31, 1997, and (ii) any increase in the Company's net worth resulting from any capital contribution or subordinated debt offering in excess of 8 to 1, and the maintenance of certain loan portfolio performance criteria. At September 30, 1997, the Company was in compliance with all relevant financial and operational covenants. Management continues to closely monitor the performance of its loan portfolios in order to insure compliance with all financial and operational covenants.

     The Company uses the Greenwich Facility to purchase loan Contracts with the objective of selling such Contracts through securitization transactions. Towards that end, since the fourth quarter of 1995, the Company has completed the sale of in the aggregate of approximately $423.5 million of automobile loans in privately-placed securitization transactions. The proceeds from the Company's securitization transactions have historically been used to pay down its warehouse facility, thereby making the warehouse facility available to fund acquisitions of additional Contracts.

     Revolving Credit Facilities. In March 1993, the Company entered into a $20 million three-year revolving credit facility (the "Congress Facility") with Congress Financial Corporation ("Congress") which has been extended until March 1998. The Congress Facility bears interest at a floating rate of 2% over the prime rate of CoreStates Bank, N.A., with interest payable monthly. The facility is secured by certain loan and lease Contracts and has been used historically to finance bulk purchase Contracts. The Congress Facility can be utilized for the financing of additional Contract purchases which meet certain credit guidelines established by Congress, in its sole discretion. As of September 30, 1997, the Company had $0.2 million outstanding under this credit facility.

     During February 1994, the Company entered into a $5 million one-year revolving credit facility (the "GECC Facility") with GE Capital Credit Corp. ("GECC"). In September 1994, the GECC Facility was increased to $10 million. The GECC Facility bears interest payable monthly at rates fixed at the time of financing and is secured by certain lease and loan Contracts. Principal is repaid monthly according to an agreed upon schedule. In March 1995, the GECC Facility line was increased to $25 million. At September 30, 1997, the Company had $21.4 million outstanding under this facility. GECC has elected not to renew the GECC Facility which expired in September 1997, after which time the Company may not draw down advances for the financing of new lease contracts. However, the borrowing then existing will remain outstanding and will be repaid over the term of the related pledged lease Contracts. In anticipation of expiration, the Company has entered into an agreement with GECC whereby GECC now maintains custody of the cash collection accounts.

     The Congress Facility and the GECC Facility are also subject to certain financial and operational covenants that are similar to those imposed under the Greenwich Facility.

     Revolving Line of Credit Facility. During September 1996, the Company entered into a one year $3.5 million revolving line of credit (the "LOC Facility") with a private third party. The LOC Facility bore interest at 13% with interest payable monthly. The LOC Facility was secured by certain loan and lease Contracts. In September 1997, the remaining borrowings under the portion of the facility were fully repaid.

     In December 1996, the LOC Facility was amended to provide for financing for up to an additional $6.0 million on certain of the Company's advances to dealers under its recourse program. Advances under this portion of the facility were for renewable ninety day periods and bore interest at 14%. In June 1997, the remaining borrowings under this portion of the facility were fully repaid.

     Specialized Borrowing Facility. The Company has secured a portion of its financing through borrowings classified as debt participation interests, in which the Company has sold an undivided interest, typically 80% to 90%, in portfolios of receivables on a full recourse basis to financial institutions and individual lenders. As of September 30, 1997, the Company had an existing series of borrowings under a specialized borrowing facility with Fairfax Savings, a Federal Savings Bank ("Fairfax") in the approximate amount of $407,000 which has been utilized to acquire bulk purchase portfolios prior to 1995. These amounts are subject to interest at fixed rates from 10% to 13.5%, respectively.

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

     Term Note. In June 1997, the Company entered into a $5 million term note maturing on December 31, 1997, subject to certain acceleration conditions with Conseco. The term note bears interest at a floating rate of 4.25% over the 30 day LIBOR rate. The term note is secured by the common stock of Autorics II, a special purpose entity established to facilitate securitization transactions, and any incidental rights associated by their interests, including the Company's retained interest in its securitizations. In connection with the term note, the Company issued warrants to purchase 257,000 shares of common stock at an exercise price of $0.15. In addition, the Company reduced to $0.15 the exercise price of 515,000 warrants previously granted. The issuance of warrants and reduction in the exercise price of previously granted warrants were recorded as debt issue costs and amortized over the life of the term note. The term note includes certain financial covenants with which the Company was in compliance as of the date of this filing. The term note was increased to $10 million during September 1997, and its maturity was extended during October 1997 to April 1, 1998.

     Private Placement of Convertible Subordinated Debentures, Warrants and Equity Securities. The Company has secured a significant component of its working capital through the private placement of debt and equity securities. During the period from April 1995 through September 1996, the Company completed the offering and sale in private placement transactions of $38.8 million of convertible subordinated debentures (the "Debentures") as well as 176,500 shares of its common stock which yielded net proceeds of $2.1 million. Through November 14, 1997, an aggregate of $28.2 million principal amount of the Debentures were converted into 41,230,482 shares of Common Stock.

     On October 1, 1997, Conseco through a subsidiary, acquired a controlling interest in the outstanding common stock of the Company. The acquisition was consummated through the approximately $11.3 million of convertible debentures previously owned and the purchase of convertible debentures of $12.2 million purchased from private third party investors. The Company issued 36,814,305 shares of its common stock to Conseco in exchange for approximately $11.8 million of the convertible debentures held by Conseco. As a result, Conseco holds approximately 73.6% of the Company's 50,000,000 issued and outstanding common stock.

     The balance of the convertible debentures owned by Conseco, approximately $11.7 million including accrued interest, will be converted into additional shares of the Company's common stock upon the increase in the Company's authorized common stock to 100,000,000 shares. Upon conversion of the remaining debentures, Conseco and/or the designees will own approximately 85% of the Company's then outstanding common stock.

     On October 2, 1997, Conseco purchased 5,000,000 shares of the Company's Series A 9% Convertible Preferred Stock for an aggregate purchase price of $5 million.

     The Company has issued 2,449,625 warrants at exercise prices between $7.50 and $15.00 and 772,000 warrants at an exercise price of $0.15. To date, none of the warrants have been exercised. The exercise price of certain warrants and the proceeds thereof decreased by virtue of price protection and adjustment features contained in such warrants.

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

     Securitizations. The Company securitizes loan Contracts as a part of a financing strategy which attempts to provide for a lower cost of financing and reduces risks associated with interest rate fluctuations. In addition, the Company uses the net proceeds from a securitization to pay down the loans outstanding under its warehouse facilities, thereby creating availability to purchase additional loan Contracts.

     The Company has completed seven securitizations totaling approximately $423.5 million. During the quarter ended September 30, 1997, the Company did not receive any distribution of servicing cash flows associated with the first five securitization trusts due to the delinquency, repossession, and credit losses exceeding those allowable by the structure of the securitization trusts. The Company is not receiving any distribution of cash flows from the combined sixth/seventh securitization transaction which requires the capture of contractual servicing fees, in addition to the capture of excess interest, during the first six months. The following is a summary of the basic structure of the Company's securitizations. There can be no assurances, however, that the Company will continue to use this structure for future securitizations.

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

     The Company sells its loan Contracts through its securitization program. The Company recognizes a gain on sale of Contracts equal to the net proceeds received on the transaction, including the cash used to fund the reserve account, less the allocated carrying value of the loan Contracts sold. The gain is recorded in accordance with SFAS 125 whereby a portion of the carrying amount in the loan Contracts sold is allocated to any assets retained, typically an interest-only strip, based on a measurement using relative estimated fair values. Any newly created interest in the securitization, typically the funding of a spread account, is recorded at estimated fair value.

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

     Public Offering Of Common Stock. In December 1996, the Company completed an underwritten, secondary public offering of 2,500,000 shares of Common Stock at $7.50 per share, which yielded net proceeds of approximately $16.9 million. In January 1997, the Company's underwriters exercised their over allotment option to purchase an additional 375,000 shares of Common Stock at $7.50 per share. The net proceeds to the Company from this sale were approximately $2.5 million.

Uses of Liquidity and Capital Resources

     Purchase and Financing of Contracts. Purchasing of Contracts represents the most significant cash requirement. The Company funds the purchase price of loan Contracts primarily through its warehouse and credit facilities. However, because advance rates under these facilities generally provide for approximately 75% to 90% of the principal of loan Contracts, the Company is required to fund the remainder of the purchase price with other available cash resources.

     The Company has historically funded the purchase of lease Contracts through the $25 million GECC Facility, which, at September 30, 1997, had an outstanding balance of approximately $21.4 million, and through funding on a temporary basis under the Greenwich facility. The Company is currently exploring other financing sources and alternatives relative to the acquisition of new lease Contracts, as well as the refinancing of contracts which are either temporarily financed or financed through equity capital. This has resulted in a slowdown in the purchase of lease Contracts pending the establishment of relationship with a new financing source.

     Securitization of Loan Contracts. In connection with the Company's securitization of loan Contracts, the Company is required to fund cash reserve accounts as credit enhancements to the transactions. The Company funds the reserve accounts through a combination of an initial cash deposit upon the close of each transaction, and through the capture of contractual servicing fees and excess interest cash flows until these reserve accounts reach determined levels. These levels may be increased if the average delinquency, and/or annualized loss and repossession rates of the trusts exceed certain rates. The amount of time required to fully fund each reserve account is dependent on numerous factors, including, but not limited to (i) the size of the initial deposit, (ii) the net interest rate spread, (iii) delinquencies and defaults, and (iv) liquidation of repossessed inventory. Currently, the reserve levels for the first five of the Company's six outstanding securitization transactions have been increased due to delinquency, loss and/or repossession rates exceeding levels specified by the transactions. The structure of the combined sixth/seventh transaction requires the capture of contractual servicing fees, in addition to the capture of excess interest, during the first six months. After six months, the Company will receive contractual servicing fees, regardless of the delinquency or loss experience of the trust. Until the required levels are achieved, however, the Company is prohibited from receiving its distribution of excess interest cash flows. The trusts had $19.7 million in restricted cash held in such reserve accounts at September 30, 1997.

Effects of Inflation

     The Company's business is subject to risk of inflation. Significant increases in interest rates that are normally associated with strong periods of inflation may have an impact upon the number of individuals that are likely or able to finance the purchase or lease of an automobile or repay their indebtedness. Inflationary pressures may also have an impact on the Company's cost of funds. The Company is exposed to interest rate risk as the loan Contracts are financed through a floating interest rate warehouse facility. The Company's operating costs are also subject to general economic and inflationary pressures.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management currently plans to adopt SFAS 128 in its annual report on Form 10-K for the year ending December 31, 1997. Basic and diluted earnings per share, as defined in SFAS 128, would not have been materially different from primary and fully diluted earnings per share for the nine months ended September 30, 1997.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     During the period of April 1997 through June 1997, nine class action suits were filed in the United States District Court for the Southern District of Florida on behalf of the named plaintiffs and others who purchased the Common Stock of the Company during the period of April 1996 through April 1997. The complaints are generally similar and charge the Company and several of its officers with violations of the anti-fraud provisions of the federal securities laws. The plaintiffs and their respective counsel have negotiated the identity of the lead plaintiff and lead counsel and have submitted an order to the court on the matter for its consideration. The court is also expected to rule shortly on all parties' request for consolidation of the cases into one action. The Company is not expected to officially respond to the allegations until after consolidation is completed. The Company has reviewed the allegations in the various Complaints with its counsel, and believes the allegations to be without foundation. The Company strongly believes that it has complied at all times with its disclosure obligations and plans to vigorously defend the claims made against it.

     The Company and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their businesses. These proceedings in some instances include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and review of available facts, these proceedings will ultimately be resolved without materially affecting the Company's financial condition or results of operations.

     The captions for each class action suit filed against the Company are:

Wilson vs. NAL Financial Group Inc., Robert R. Bartolini, John T. Schaeffer, Robert J. Carlson, and Dennis R. LaVigne, United States District Court Case No. 97-6412- CIV- Hurley.

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

                            NAL FINANCIAL GROUP INC.



Signature                       Title                                           Date
---------                       -----                                           ----

/s/ Robert R. Bartolini         Chairman of the Board;                          November 19, 1997
------------------------        President and Chief Executive
Robert R. Bartolini             Officer

/s/ David H. Sheir              Senior Vice President of Accounting             November 19, 1997
------------------------
David H. Sheir