Form 10-Q/A
period 1997-09-30
NAL FINANCIAL GROUP INC
filed 1997-11-20
CIK 811644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

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

                            NAL FINANCIAL GROUP INC.

                                      INDEX


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            36

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit No.                 Description                         Method of Filing
-----------                 -----------                         ----------------

    3.4        Certificate of Designation of Series              Filed herewith
               A Preferred Stock

    4.20       Investment Agreement between NAL                  Filed herewith
               Financial Group Inc. and Conseco,
               Inc. dated August 21, 1997

    4.21       Credit Agreement between NAL                      Filed herewith
               Acceptance Corporation and Conseco
               Private Capital Group, Inc. dated
               June 23, 1997

    4.22       First Amendment to Credit Agreement               Filed herewith
               between NAL Acceptance Corporation
               and Conseco Private Capital Group,
               Inc. dated August 21, 1997

    4.23       Second Amendment to Credit Agreement              Filed herewith
               between NAL Acceptance Corporation
               and Conseco Private Capital Group,
               Inc. dated October 1, 1997

    4.24       Amendment to Registration Rights                  Filed herewith
               Agreement between NAL Financial
               Group, Inc., Beneficial Standard
               Life Insurance Company, Great
               American Reserve Insurance Company
               and CIHC, Inc. dated October 1, 1997

    4.25       Warrant to Purchase Common Stock of               Filed herewith
               NAL Financial Group Inc. (257,000
               shares) dated June 23, 1997

    4.26       First Amendment to Warrant to                     Filed herewith
               Purchase Common Stock of NAL
               Financial Group Inc. (15,000 shares)
               dated June 23, 1997

    4.27       First Amendment to Warrant to                     Filed herewith
               Purchase Common Stock of NAL
               Financial Group Inc. (500,000
               shares) dated June 23, 1997

    4.28       Amendment to Warrant to Purchase                  Filed herewith
               Common Stock between NAL Financial
               Group Inc. and Bridge Rope & Co.
               dated September 17, 1997

    4.29       Amendment to Warrant to Purchase                  Filed herewith
               Common Stock between NAL Financial
               Group Inc. and Kane & Co. dated
               September 17, 1997

    4.30       First Amendment to 9% Subordinated                Filed herewith
               Convertible Debenture between NAL
               Financial Group Inc. and Beneficial
               Life Insurance Company dated June
               23, 1997

    4.31       Second Amendment to 9% Subordinated               Filed herewith
               Convertible Debenture between NAL
               Financial Group Inc. and CIHC,
               Incorporated dated October 1, 1997
               (Beneficial)

    4.32       First Amendment to 9% Subordinated                Filed herewith
               Convertible Debenture between NAL
               Financial Group Inc. and Great
               American Reserve Insurance Company
               dated June 23, 1997

    4.33       Second Amendment to 9% Subordinated               Filed herewith
               Convertible Debenture between NAL
               Financial Group Inc. and CIHC,
               Incorporated dated October 1, 1997
               (Great American)

    4.34       Amendment to Subordinated                         Filed herewith
               Convertible Debenture between NAL
               Financial Group Inc. and CIHC,
               Incorporated dated October 1, 1997 (Kane
               & Co.)

    4.35       Amendment to Subordinated                         Filed herewith
               Convertible Debenture between NAL
               Financial Group Inc. and CIHC,
               Incorporated dated October 1, 1997
               (Bridge Rope)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

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